Form 10-Q
period 2011-07-31
BlueFlash Communications, Inc.
filed 2011-09-09
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-172647

BlueFlash Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-4562647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

D. Brad German

1108 St. Joseph Drive, St. Joseph, MI 49085

                             269-208-7245

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of July 31, 2011.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to BlueFlash Communications, Inc., a Florida corporation.

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

BALANCE SHEETS

	July 31,	January 31,
	2011	2011
	Unaudited	Audited

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,088	$8,000
Accounts receivable	—	—
Total current assets	$12,088	$8,000

TOTAL ASSETS	$12,088	$8,000

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$950	$3,600
Total liabilities	950	3,600

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding:
10,200,000 and 9,000,000 common shares at July 31, 2011 and January 31, 2011, respectively.	$1,020	$900
Additional paid-in capital	19,980	8,100
Stock Subscription Receivable	(500)	(1,000)
Deficit accumulated during the development stage	(9,362)	(3,600)
Total Stockholders’ Equity (Deficiency)	11,138	4,400

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,088	$8,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED STATEMENTS OF OPERATIONS

			For the Period
			from Inception
	Three Months	Six Months	January 27,
	Ended	Ended	2011 to
	July 31,	July 31,	July 31,
	2011	2011	2011

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$2,161	$3,201	3,301
Professional Fees	794	2,561	6,061
	2,955	5,762	9,362

Loss Before Income Taxes	$(2,955)	$(5,762)	(9,362)

Provision for Income Taxes	—	—	—

Net Loss	$(2,955)	$(5,762)	(9,362)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—

Basic and diluted weighted Average Common shares outstanding	9,501,099	9,251,934

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - January	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on 1/27/2011	9,000,000	900	8,100	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)

Balance - January 31, 2011	9,000,000	900	8,100	(1,000)	(3,600)	4,400

Stock Subscription	—	—	—	1,000	—	1,000

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on June 24, 2011 @ $0.01 per share	1,200,000	120	11,880	(500)	—	11,500

Net (loss)	—	—	—	—	(5,762)	(5,762)

Balance - July 31, 2011	10,200,000	1,020	19,980	(500)	(9,362)	11,138

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED STATEMENTS OF CASH FLOWS

		For the Period
		from Inception
	Six Months	January 27,
	Ended	2011 to
	July 31, 2011	July 31, 2011

OPERATING ACTIVITIES

Net Loss	$(5,762)	$(9,362)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(2,650)	950
Net cash used in operating activities	(8,412)	(8,412)

FINANCING ACTIVITIES

Common stock issued for cash	12,500	20,500
Net cash provided by financing activities	12,500	20,500

INCREASE IN CASH AND CASH EQUIVALENTS	4,088	12,088

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,088	$12,088

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—
Income taxes	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

BlueFlash Communications, Inc.(the “Company”) is a development stage company, incorporated in the State of Florida on January 11, 2011. BlueFlash Communications, Inc. intends to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space. There is great opportunity for a system to deliver and provide result analytics for mobile ads that that can be delivered to a person physically located near the business that wishes to advertise. The BlueFlash Communications system will be designed to improve return on investment by delivering sales generating coupons to smartphone users with timeliness and geographic relevancy. The Company’s management has chosen January 31st for its fiscal year end.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended July 31, 2011, respectively along with the period January 11, 2011 (date of inception) to July 31, 2011.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

Earnings (Loss) per Share

The Company adopted ASC 260, Earnings per Share. Basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2011

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2011.

Advertising

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

Revenue and Cost Recognition

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 1108 St. Joseph Drive, St. Joseph, MI, 49085

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162,” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Codification does not change GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise GAAP and reorganizes them into approximately ninety accounting topics, and displays all topics using a consistent structure. Contents in each topic are further organized first by subtopic, then section and finally paragraph. The paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the topic, subtopic, section and paragraph structure. FASB suggests that all citations begin with “FASB ASC,” where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates (“ASU”).

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2011

In conjunction with the issuance of SFAS 168, the FASB also issued its first Accounting Standards Update No. 2009-1, “Topic 105 -Generally Accepted Accounting Principles” (“ASU 2009-1”) which includes SFAS 168 in its entirety as a transition to the ASC.

ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and will not have an impact on the Company’s financial position or results of operations but will change the referencing system for accounting standards.

In February 2010, the FASB issued ASU 2010-09 “Subsequent Events - Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. ASU No. 2010-09 was effective immediately and the Company adopted these new requirements in the first quarter of 2010. The adoption did not have a material impact on the disclosures of the Company’s financial statements.

As of July 31, 2011, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of July 31, 2011, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset.

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

As of July 31, 2011, the Company has $3,651 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period January 11, 2011 (inception) to July 31, 2011. As of July 31, 2011, the Company has federal net operating loss carry forwards of approximately $9,362 available to offset future taxable income through 2030. The difference between the tax provision at the statutory federal income tax rate on July 31, 2011 and the tax provision attributable to loss before income taxes is as follows:

For the period
January 11, 2011
(inception) through
July 31, 2011

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2011

The Company has not been required to file income tax returns since the date of inception.

As of July 31, 2011, the Company had estimated net loss carry forwards of approximately $9,362 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

As of July 31, 2011, the Company did not have any preferred stock authorized, issued nor outstanding.

Common Stock

On January 11, 2011, the Company issued 9,000,000 of its $0.0001 par value common stock for $8,000 cash and $1,000 in a stock subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On June 24, 2011, the Company sold 1,200,000 shares of common stock, $0.0001 par value for $12,000. These shares were registered with the SEC on Form S-1 which was declared effective by the SEC on May 13, 2011.

As of July 31, 2011, there were 300,000,000 Common Shares authorized with a $0.0001 par value and 10,200,000 are issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of July 31, 2011, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of July 31, 2011, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period January 11, 2011 (date of inception) through July 31, 2011 the Company has had a net loss of $9,362 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of July 31, 2011, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

BLUEFLASH COMMUNICATIONS, INC.

(A Development Stage Enterprise)

UNAUDITED NOTES TO INTERIM FINANCIAL STATEMENTS

JULY 31, 2011

NOTE 7. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of July 31, 2011.

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to July 31, 2011 through the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

BlueFlash Communications, Inc., (the “Company”) is a development stage company, incorporated in the State of Florida on January 11, 2011. BlueFlash Communications, Inc. intends to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space. There is great opportunity for a system to deliver and provide result analytics for mobile ads that that can be delivered to a person physically located near the business that wishes to advertise. The BlueFlash Communications system will be designed to improve return on investment by delivering sales generating coupons to smartphone users with timeliness and geographic relevancy. The Company’s management has chosen January 31st for its fiscal year end.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and segment data and in conjunction with the Company’s S-1 and amended S-1/A’s. Results or interim periods may not be indicative of results for the full year.

During the first quarter of the fiscal year 2011, the Company was focused on preparing the documentation required to be filed with the Securities and Exchange Commission (SEC) and with the Financial Industry Regulatory Authority (FINRA).  On March 7, 2011 the Company filed a Registration Form S-1 and also filed S-1/A Amendment on April 13, 2011. The registration statement was declared effective on May 13, 2011.

Results of Operations

The Company did not generate any revenue during the six months ended July 31, 2011.

Total expenses the three (3) months ending July 31, 2011 were $2,955 resulting in an operating loss for the period of $2,955. Professional fees were $794 and $2,161 in general and administration expenses. Basic net loss per share amounting to $.0001 for the three (3) months ending July 31, 2011.

Total expenses for the six (6) months ended July 31, 2011 were $5,762 resulting in an operating loss for the period of $5,762.  The decrease is expenses was due to a decrease in legal and accounting fees.

Liquidity and Capital Resources

At July 31, 2011 we had working capital of $11,138 consisting of cash on hand of $12,088,and $950 in current liabilities as compared to working capital of $4,400 at January 31, 2011 and cash of $8,000.

Net cash used in operating activities for the six months ended July 31, 2011 was $8,412 as compared to $0 for the period from inception on January 11, 2011 through January 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4T. CONTROLS AND PROCEDURES

Management’s Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of July 31, 2011 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2011.

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

Management’s Remediation Initiatives

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by January 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by April 31, 2012.

Changes in internal controls over financial reporting

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer and principal financial and accounting officer

101*	Interactive Data Files of Financial Statements and Notes.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlueFlash Communications, Inc.

Date: September 9, 2011	BY: /s/ D. Brad German
D. Brad German
President, Secretary, Treasurer,
Principal Executive Officer,
Principal Financial and Accounting Officer and Sole Director