Form 10-Q
period 2012-04-30
BlueFlash Communications, Inc.
filed 2012-06-06
CIK 1513856

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2012

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER: 333-169805

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

                                 Marissa Watson
                     1801 26th Street, Sacramento, CA 95816
                                  916-396-3361
                     --------------------------------------
              (Registrant's telephone number, including area code)

                                 D. Brad German
                  1108 St. Joseph Drive, St. Joseph MI, 49085
                                  269-208-7245
                  -------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Large accelerated filer [ ]                        Accelerated filer         [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of April 30, 2012.

                               TABLE OF CONTENTS

                                                                            Page
                                                                             No.
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets ....................................................   4

         Statements of Operations ..........................................   5

         Statements of Stockholders' Equity ................................   6

         Statements of Cash Flows ..........................................   7

         Notes to Financial Statements (unaudited) .........................   8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations .............................................  13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........  13

Item 4.  Controls and Procedures ...........................................  14

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .................................................  16

Item 1A. Risk Factors ......................................................  16

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds .......  16

Item 3.  Defaults Upon Senior Securities ...................................  16

Item 4.  Mine Safety Disclosures ...........................................  16

Item 5.  Other Information .................................................  16

Item 6.  Exhibits ..........................................................  16

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as "plan", "anticipate", "believe", "estimate", "should", "expect" and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the "SEC"), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

                          OTHER PERTINENT INFORMATION

When used in this report, the terms, "we," the "Company," "our," and "us" refers to BlueFlash Communications, Inc. a Florida corporation.

                         Blueflash Communications, Inc.
                         (A Development Stage Company)
                                 Balance Sheets
                                                       April 30,
                                                          2012       January 31,
                                                       Unaudited        2012
                                                      -----------   ------------
                                     ASSETS
                                     ------
CURRENT ASSETS
  Cash and cash equivalents ........................  $        42   $     5,745
  Accounts receivable ..............................        5,200            --
                                                      -----------   -----------
    Total current assets ...........................  $     5,242   $     5,745
                                                      -----------   -----------

                                                      -----------   -----------
  TOTAL ASSETS .....................................  $     5,242   $     5,745
                                                      ===========   ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
               -------------------------------------------------

CURRENT LIABILITIES
  Accounts payable & Accrued liabilities ...........  $     3,600   $        --
                                                      -----------   -----------
    Total liabilities ..............................        3,600            --
                                                      ===========   ===========

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Capital Stock (Note 4)
    Authorized:
      300,000,000 common shares, $0.0001 par value.
    Issued and outstanding:
      10,200,000 common shares at April 30, 2012 and
      January 31, 2012 .............................  $     1,020   $     1,020
  Additional paid-in capital .......................       19,980        19,980
  Deficit accumulated during the development stage .      (19,358)      (15,255)
                                                      -----------   -----------
    Total Stockholders' Equity (Deficiency) ........        1,642         5,745
                                                      -----------   -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......  $     5,242   $     5,745
                                                      ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                         Blueflash Communications, Inc.
                         (A Development Stage Company)
                            Statement of Operations
               For the period January 11, 2011 to April 30, 2012
                                  (unaudited)

                                                                  For the Period
                                                                  from Inception
                                  For the Three   For the Three     January 11,
                                  Months Ended    Months Ended        2011 to
                                    April 30,       April 30,        April 30,
                                      2012            2011             2012
                                  ------------    ------------    --------------

REVENUES .......................  $         --    $         --    $          --
                                  ------------    ------------    -------------

EXPENSES
  General & Administrative .....  $        603    $      1,040    $       9,147
  Professional Fees ............         3,500           1,767           10,211
                                  ------------    ------------    -------------
                                         4,103           2,807           19,358

Loss Before Income Taxes .......  $     (4,103)   $     (2,807)   $     (19,358)
                                  ------------    ------------    -------------

Provision for Income Taxes .....            --              --               --
                                  ------------    ------------    -------------

Net Loss .......................  $     (4,103)   $     (2,807)   $     (19,358)
                                  ============    ============    =============

PER SHARE DATA:

  Basic and diluted loss
   per common share ............  $         --    $         --
                                  ============    ============

  Basic and diluted
   weighted average common
   shares outstanding ..........    10,200,000       9,000,000
                                  ============    ============

   The accompanying notes are an integral part of these financial statements.

                                          BlueFlash Communications, Inc.
                                          (A Development Stage Company)
                                  Statement of Stockholders' Equity (Deficiency)
                                                                                            Deficit
                                                                                          Accumulated
                                             Common Stock      Additional      Stock       During the
                                         --------------------   Paid-in    Subscription   Development
                                           Shares     Amount    Capital     Receivable       Stage        Total
                                         ----------  --------  ----------  ------------   -----------   ---------
Inception - January ...................          --  $     --  $       --  $         --   $        --   $      --

  Common shares issued to Founder for
  cash at $0.001 per share (par value
  $0.0001) on January 11, 2011 ........   9,000,000       900       8,100        (1,000)           --       8,000

Net (loss) ............................          --        --          --            --        (3,600)     (3,600)
                                         ----------  --------  ----------  ------------   -----------   ---------

Balance - January 31, 2011 ............   9,000,000       900       8,100        (1,000)       (3,600)      4,400
                                         ==========  ========  ==========  ============   ===========   =========

  Private Placement of 1,200,000
  Common Shares ($0.0001 par value) on
  June 24, 2011 @ $0.01 per share .....   1,200,000       120      11,880            --            --      12,000

  Stock Subscription ..................          --        --          --         1,000            --       1,000

Loss for the year ended January 2012 ..          --        --          --            --       (11,655)    (11,655)
                                         ----------  --------  ----------  ------------   -----------   ---------

Balance for the year ended January 2012  10,200,000     1,020      19,980            --       (15,255)      5,745
                                         ----------  --------  ----------  ------------   -----------   ---------

Loss for the quarter ended April, 2012           --        --          --            --        (4,103)     (4,103)
                                         ----------  --------  ----------  ------------   -----------   ---------

Balance - April 30, 2012 ..............  10,200,000     1,020      19,980            --       (19,358)      1,642
                                         ==========  ========  ==========  ============   ===========   =========

                    The accompanying notes are an integral part of these financial statements.

                                                        6

                                 BlueFlash Communications, Inc.
                                 (A Development Stage Company)
                                     Statement of Cash Flow
                       For the period January 11, 2011 to April 30, 2012
                                          (unaudited)
                                                                                  For the Period
                                                                                  from Inception
                                                  For the Three   For the Three     January 11,
                                                  Months Ended    Months Ended        2011 to
                                                    April 30,       April 30,        April 30,
                                                      2012            2011             2012
                                                  ------------    ------------    --------------
OPERATING ACTIVITIES

  Net Loss .....................................  $     (4,103)   $     (2,807)   $     (19,358)
                                                  ------------    ------------    -------------

  Changes in Operating Assets and Liabilities:
   Increase (decrease) in accounts payable and
     accrued liabilities .......................        (1,600)         (3,073)          (1,600)
                                                  ------------    ------------    -------------
  Net cash used in operating activities ........        (5,703)         (5,880)         (20,958)
                                                  ------------    ------------    -------------

FINANCING ACTIVITIES

  Common stock issued for cash .................            --           1,000           21,000
                                                  ------------    ------------    -------------
  Net cash provided by financing activities ....            --           1,000           21,000
                                                  ------------    ------------    -------------


INCREASE IN CASH AND CASH EQUIVALENTS ..........        (5,703)         (4,880)              42

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,745           8,000               --
                                                  ------------    ------------    -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .....  $         42    $      3,120    $          42
                                                  ============    ============    =============

Supplemental Cash Flow Disclosures:

  Cash paid for:
    Interest expense ...........................  $         --    $         --    $          --
                                                  ============    ============    =============
    Income taxes ...............................  $         --    $         --    $          --
                                                  ============    ============    =============

           The accompanying notes are an integral part of these financial statements.

                                               7

                         BlueFlash Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (April 30, 2012)

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

Through April 30, 2012 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $19,358. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended April 30, 2012, respectively along with the period January 11, 2011 (date of inception) to April 30, 2012.

Accounting Basis
----------------

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification ("ASC") 915 "Development Stage Entities", which was previously Statement of Financial Accounting Standards ("SFAS") No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended September 30, 2011 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending April 30, 2012 are not necessarily indicative of the results for the full fiscal year ending January 31, 2012.

                         BlueFlash Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (April 30, 2012)

Cash and Cash Equivalents
-------------------------

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Fair Value of Financial Instruments
-----------------------------------

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Earnings (Loss) per Share
-------------------------

The basic earnings (loss) per share are calculated by dividing the Company's net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company's net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends
---------

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes
------------

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2012.

Advertising
-----------

The Company will expense advertising as incurred. The advertising since inception has been $0.00.

                         BlueFlash Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (April 30, 2012)

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

Property
--------

The company does not own any real estate or other properties. The company's office is located 1801 26th Street, Sacramento, CA 95816. Our contact number is 916-396-3361. The business office is located at the home of Ms. Marissa Watson, the CEO of the company at no charge.

Recently Issued Accounting Pronouncements
-----------------------------------------

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

                         BlueFlash Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (April 30, 2012)

As of April 30, 2012, the Company has $7,550 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company's management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period January 11, 2011 (inception) to April 30, 2012. As of April 30, 2012, the Company has federal net operating loss carry forwards of approximately $19,358 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on April 30, 2012 and the tax provision attributable to loss before income taxes is as follows:

                                                      For the period
                                                     January 11, 2011
                                                   (inception) through
                                                      April 30, 2012
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

As of April 30, 2012, the Company had estimated net loss carry forwards of approximately $19,358 which expires through its tax year ending 2030. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4.  STOCKHOLDERS' EQUITY

Preferred Stock
---------------

As of April 30, 2012, the Company did not have any preferred stock authorized, issued nor outstanding.

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

As of April 30, 2012, there are 300,000,000 Common Shares at $0.0001 par value, authorized with 10,200,000 issued and outstanding.

                         BlueFlash Communications, Inc.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS
                                (April 30, 2012)

NOTE 5.  RELATED PARTY TRANSACTIONS

As of April 30, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

As of April 30, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period January 11, 2011 (date of inception) through April 30, 2012 the Company has had a net loss of $19,358 consisting of SEC audit and review fees, California state taxes, legal and incorporation fees for the Company to initiate its SEC reporting requirements.

As of April 30, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company's ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  CONCENTRATION OF RISKS

Cash Balances
-------------

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of April 30, 2012.

NOTE 8.  SUBSEQUENT EVENTS

On May 15, 2012, Mr. Brad German resigned as CEO, President, and director of the Company to pursue other business activities. On the same date, Ms. Marissa Watson became the CEO, President and Director of the Company.

We have evaluated events and transactions that occurred subsequent to April 30, 2012 through May 21, 2012 the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

In the first quarter of fiscal year 2013, the Company finished up the business and financial plan. In addition, the Company has started designing a software prototype for demo purposes.

Results of Operations

The Company did not generate any revenue during the three months ended April 30, 2012.

Total expenses for the three (3) months ending April 30, 2012 were $4,103 resulting in an operating loss for the period of $4,103. Basic net loss per share amounting to $.001 for the three (3) months ending April 30, 2012.

General and Administrative expenses consisted primarily of SEC reporting, audit and filing fees for the three (3) months ending April 30, 2012 and were $4,103.

Total expenses for the three (3) months ended April 30, 2012 were $4,103 resulting in an operating loss for the period of $4,103 as compared to total expenses of $2,807 for the three (3) months ended April 30, 2011. The increase in expenses was due to audit, filing, and sec expenses.

Liquidity and Capital Resources
-------------------------------

At April 30, 2012 we had working capital of $1,642 consisting of cash on hand and accounts receivables of $5,242 and liabilities of $3,600 as compared to working capital of $5,745 at January 31, 2012, consisting of cash.

Net cash used in operating activities for the three months ended April 30, 2012 was $5,703 as compared to $5,880 for the three months ended April 30, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

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

As of April 30, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2012. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2012.

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

31.1 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2 Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1 Section 1350 Certification of principal executive officer and principal financial and accounting officer

101* XBRL data files of Financial Statements and Notes contained in this Quarterly Report on Form 10-Q.

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed "furnished" and not "filed."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        BlueFlash Communications, Inc.

                                        BY: /s/ Marissa Watson
                                            --------------
                                            Marissa Watson
                                            President, Secretary, Treasurer,
                                            Principal Executive Officer,
                                            Principal Financial and Accounting
                                            Officer and Sole Director

                                        Dated: June 5, 2012