Form 10-Q
period 2012-07-31
BlueFlash Communications, Inc.
filed 2012-09-12
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-169805

BlueFlash Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-4562647
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Marissa Watson

1801 26th Street, Sacramento, CA 95816

                         916-396-3361

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X]  No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of July 31, 2012.

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

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to BlueFlash Communications, Inc. a Florida corporation.

BlueFlash Communications, Inc.

(A Development Stage Company)

Balance Sheets

	July 31,	January 31,
	2012	2012
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,065	$5,745
Accounts Receivable	—	—
Total current assets	$3,065	$5,745

TOTAL ASSETS	$3,065	$5,745

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$2,477	$—
Note Payable	2,000	—
Total liabilities	$4,477	$—

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding:
10,200,000 common shares at July 31, 2012 and January 31, 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Stock Subscription Receivable	—	—
Deficit accumulated during the development stage	(22,412)	(15,255)
Total Stockholders' Equity (Deficiency)	$(1,412)	$5,745

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,065	$5,745

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Operations

For the period January 11, 2011 to July 31, 2012

(unaudited)

					For the Period
					from Inception
	For the Three	For the Three	For the Six	For the Six	January 11,
	Months Ended	Months Ended	Months Ended	Months Ended	2011 to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$2,404	$2,161	$3,007	$3,201	$11,551
Professional Fees	650	794	4,150	2,561	10,861
	3,054	2,955	7,157	5,762	22,412

Loss Before Income Taxes	$(3,054)	$(2,955)	$(7,157)	$(5,762)	$(22,412)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(3,054)	$(2,955)	$(7,157)	$(5,762)	$(22,412)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	10,200,000	9,501,099	10,200,000	9,251,934

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - January 2011	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on January 11, 2011	9,000,000	900	8,100	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)

Balance - January 31, 2011	9,000,000	900	8,100	(1,000)	(3,600)	4,400

Loss for the year ended January 2012					(11,655)	(11,655)

Private Placement of 1,200,000 Common Shares (par value $0.0001) at $0.01 per share on June 24, 2011.	1,200,000	120	11,880	—	—	12,000

Stock Subscription	—	—	—	1,000	—	1,000

Balance - For the year ended January 2012	10,200,000	1,020	19,980	—	(15,255)	5,745

Loss for the quarter ended April, 2012	—	—	—	—	(4,103)	(4,103)

Balance - April 30, 2012	10,200,000	1,020	19,980	—	(19,358)	1,642

Loss for the quarter ended July, 2012	—	—	—	—	(3,054)	(3,054)

Balance - July 31, 2012	10,200,000	1,020	19,980	—	(22,412)	(1,412)

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Cash Flow

For the period January 11, 2011 to July 31, 2012

(unaudited)

			For the Period
			from Inception
	For The Six	For The Six	January 11,
	Months Ended	Months Ended	2011 to
	July 31, 2012	July 31, 2011	July 31, 2012

OPERATING ACTIVITIES

Net Loss	$(7,157)	$(5,762)	$(22,412)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	2,477	(2,650)	2,477
Increase (decrease) in notes payable	2,000	—	2,000
Net cash used in operating activities	(2,680)	(8,412)	(17,935)

FINANCING ACTIVITIES

Common stock issued for cash	—	12,500	21,000
Net cash provided by financing activities	—	12,500	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	(2,680)	4,088	3,065

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,745	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,065	$12,088	$3,065

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2012)

NOTE 1.  GENERAL ORGANIZATION AND BUSINESS

BlueFlash Communications, Inc. (the “Company”) is a development stage company, incorporated in the State of Florida on January 11, 2011. BlueFlash communications, Inc. intends to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space. The Company’s management has chosen January 31st for its fiscal year end.

Through July 31, 2012 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $22,412. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the six months ended July 31, 2012, respectively along with the period January 11, 2011 (date of inception) to July 31, 2012.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915 “Development Stage Entities”, which was previously Statement of Financial Accounting Standards (“SFAS”) No. 7.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such statements are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2012 and notes thereto and other pertinent information contained in our Form S-1/A the Company has filed with the Securities and Exchange Commission.

The results of operations for the three-month period ending July 31, 2012 are not necessarily indicative of the results for the full fiscal year ending January 31, 2013.

Cash and Cash Equivalents

For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2012)

Earnings (Loss) per Share

The basic earnings (loss) per share are calculated by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common Shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding for any periods reported.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods shown, and none are contemplated in the near future.

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of July 31, 2012.

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

Property

The company does not own any real estate or other properties. The Company’s office is located 1801 26th Street, Sacramento, CA 95816. Our contact number is 916-396-3361. The business office is located at the home of Ms. Marissa Watson, the CEO of the company at no charge.

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

(July 31, 2012)

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

As of July 31, 2012, the Company has $8,741 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period January 11, 2011 (inception) to July 31, 2012. As of July 31, 2012, the Company has federal net operating loss carry forwards of approximately $22,412 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on July 31, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
January 11, 2011
(inception) through
July 31, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

The Company has filed income tax returns since the date of inception.

As of July 31, 2012, the Company had estimated net loss carry forwards of approximately $22,412 which expires through its tax year ending 2032. Utilization of these net operating loss carry forwards may be limited in accordance with IRCD Section 382 in the event of certain shifts in ownership.

NOTE 4.  STOCKHOLDERS’ EQUITY

Preferred Stock

As of July 31, 2012, the Company did not have any preferred stock authorized, issued nor outstanding.

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

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(July 31, 2012)

On June 24, 2011, the Company sold 1,200,000 shares of common stock, $0.0001 par value for $12,000. These shares were registered with the SEC on Form S-1 which was declared effective by the SEC on May 13, 2011.

As of July 31, 2012, there are 300,000,000 Common Shares at $0.0001 par value, authorized with 10,200,000 issued and outstanding.

NOTE 5.  RELATED PARTY TRANSACTIONS

As of July 31, 2012, the sole officer and sole director of the Company is involved in other business activities and may, in the future, become involved in other business opportunities that become available. She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6.  GOING CONCERN

As of July 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period January 11, 2011 (date of inception) through July 31, 2012 the Company has had a net loss of $22,412 consisting of SEC audit and review fees, California state taxes, legal and incorporation fees for the Company to initiate its SEC reporting requirements.

As of July 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7.  CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of July 31, 2012.

NOTE 8.  SUBSEQUENT EVENTS

We have evaluated events and transactions that occurred subsequent to July 31, 2012 through September 12, 2012 the date the financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, we did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

In the second quarter of fiscal year 2013, the Company is designing a software prototype for demo purposes.  The Company also finished up the financial planning for the remaining of the fiscal year.

Results of Operations for the three months ended July 31, 2012.

The Company did not generate any revenue during the three months ended July 31, 2012.

Total expenses for the three (3) months ending July 31, 2012 were $3,054 resulting in an operating loss for the period of $3,054. Basic net loss per share amounting to $.001 for the three (3) months ending July 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the three (3) months ending July 31, 2012 and were $2,404.

Total expenses for the three (3) months ended July 31, 2012 were $3,054 resulting in an operating loss for the period of $3,054 as compared to total operating loss of $2,955 for the three (3) months ended July 31, 2011. The increase in expenses was due to audit, filing (XBRL filings), and SEC expenses.

Results of Operations for the six months ended July 31, 2012.

The Company did not generate any revenue during the six months ended July 31, 2012.

Total expenses for the six (6) months ending July 31, 2012 were $7,157 resulting in an operating loss for the period of $7,157. Basic net loss per share amounting to $.001 for the six (6) months ending July 31, 2012.

General and Administrative expenses consisted primarily of SEC reporting and filing fees for the six (6) months ending July 31, 2012 and were $3,007.

Total expenses for the six (6) months ended July 31, 2012 were $7,157 resulting in an operating loss for the period of $7,157 as compared to total operating loss of $5,762 for the six (6) months ended July 31, 2011. The increase in expenses was due to audit, legal, and filing expenses.

Liquidity and Capital Resources

At July 31, 2012 we had a negative working capital of $1,412 consisting of cash on hand of $3,054 and current liabilities of $4,477 as compared to working capital of $5,745 at January 31, 2012, consisting of cash of $5,745 and no liabilities.

Net cash used in operating activities for the six months ended July 31, 2012 was $2,680 as compared to $8,412 for the six months ended July 31, 2011.

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

As of July 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of July 31, 2012.

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

* To be submitted by amendment

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlueFlash Communications, Inc.

By: /s/ Marissa Watson

Marissa Watson

President, Secretary, Treasurer and Sole Director

Principal Executive Officer,

Principal Financial and Accounting Officer

Dated: September 12, 2012