Form 10-Q
period 2012-10-31
BlueFlash Communications, Inc.
filed 2012-12-06
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of November 30, 2012.

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

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BlueFlash Communications, Inc.

(A Development Stage Company)

Balance Sheets

	October 31,
	2012	January 31,
	(Unaudited)	2012

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,924	$5,745
Total current assets	$1,924	$5,745

TOTAL ASSETS	$1,924	$5,745

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$36	$—
Note Payable	6,200	—
Total liabilities	$6,236	$—

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 4)
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding:
10,200,000 common shares at October 31, 2012 and January 31, 2012.	$1,020	$1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(25,312)	(15,255)
Total Stockholders’ Equity (Deficiency)	$(4,312)	$5,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,924	$5,745

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Operations

					For the Period
					from Inception
	For the Three	For the Three	For the Nine	For the Nine	January 11,
	Months Ended	Months Ended	Months Ended	Months Ended	2011 to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2012	2011	2012	2011	2012

REVENUES	$—	$—	$—	$—	$—

EXPENSES
General & Administrative	$2,250	$1,482	$5,257	$4,683	$13,801
Professional Fees	650	650	4,800	3,211	11,511
	2,900	2,132	10,057	7,894	25,312

Loss Before Income Taxes	$(2,900)	$(2,132)	$(10,057)	$(7,894)	$(25,312)

Provision for Income Taxes	—	—	—	—	—

Net Loss	$(2,900)	$(2,132)	$(10,057)	$(7,894)	$(25,312)

PER SHARE DATA:

Basic and diluted loss per common share	$—	$—	$—	$—

Basic and diluted weighted Average Common shares outstanding	10,200,000	10,200,000	10,200,000	9,703,297

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	For The Nine	For The Nine	January 11,
	Months Ended	Months Ended	2011 to
	October 31, 2012	October 31, 2011	October 31, 2012

OPERATING ACTIVITIES

Net Loss	$(10,057)	$(7,894)	$(25,312)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	36	(2,950)	36
Increase (decrease) in notes payable	6,200	—	6,200
Net cash used in operating activities	(3,821)	(10,844)	(3,821)

FINANCING ACTIVITIES

Common stock issued for cash	—	13,000	21,000
Net cash provided by financing activities	—	13,000	21,000

INCREASE IN CASH AND CASH EQUIVALENTS	(3,821)	2,156	1,924

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,745	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,924	$10,156	$1,924

Supplemental Cash Flow Disclosures:

Cash paid for:
Interest expense	$—	$—	$—
Income taxes	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

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

Through October 31, 2012 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $25,312. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended October 31, 2012, respectively along with the period March 16, 2011 (date of inception) to October 31, 2012.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of October 31, 2012.

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

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

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

As of October 31, 2012, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of October 31, 2012, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of October 31, 2012, the Company has $9,872 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 16, 2012 (inception) to October 31, 2012. As of October 31, 2012, the Company has federal net operating loss carry forwards of approximately $25,312 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on October 31, 2012 and the tax provision attributable to loss before income taxes is as follows:

For the period
March 16, 2011
(Date of Inception)
through
October 31, 2012

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

As of October 31, 2012, the Company had estimated net loss carry forwards of approximately $25,312 which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. STOCKHOLDERS’ EQUITY

Preferred Stock

As of October 31, 2012, the Company has no Preferred Shares authorized, with none issued nor outstanding.

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

As of October 31, 2012, there are 300,000,000 Common Shares at $0.0001 par value, authorized with 10,200,000 issued and outstanding.

NOTE 5. RELATED PARTY TRANSACTIONS

As of October 31, 2012, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available. He may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 6. GOING CONCERN

As of October 31, 2012, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period March 16, 2011 (date of inception) through October 31, 2012 the Company has had a net loss of $25,312 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of October 31, 2012, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 7. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of October 31, 2012.

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

October 31, 2012

NOTE 8. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to October 31, 2012 through November 30, 2012, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

During the third quarter of the fiscal year 2013, the Company is designing a software prototype for demo purposes.  The Company also finished up the financial planning for the remaining of the fiscal year.  The Company also continued to conduct research on the product development, market analysis, and financial metrics.

The Company did not generate any revenue during the three or six months ended October 31, 2012.

Total expenses the three (3) months ending October 31, 2012 were $2,900 resulting in an operating loss for the period of $2,900 compared to an operating loss of $2,132 for the three (3) months ending October 31, 2011. The increase in expenses was due to XBRL filings.  Professional fees were $650 and $2,250 in general and administration expenses.  Basic net loss per share amounting to $.0003 for the three (3) months ending October 31, 2012.

Total expenses the nine (9) months ending October 31, 2012 were $10,057 resulting in an operating loss for the period of $10,057 compared to an operating loss of $7,894 for the nine (9) months ending October 31, 2011. The increase in expenses was due to the audit, SEC and XBRL filings.  Professional fees were $4,800 and $5,257 in general and administration expenses.  Basic net loss per share amounting to $.001 for the nine (9) months ending October 31, 2012.

Liquidity and Capital Resources

At October 31, 2012 we had working capital of -$4,312 consisting of cash on hand of $1,924 and $6,236 in current liabilities as compared to working capital of $9,506 and $10,156 of cash at October 31, 2011.

Net cash used in operating activities for the nine months ended October 31, 2012 was $3,821 as compared to $10,844 for the nine months ended October 31, 2011.  The decrease use of cash was due to the Company’s increase in accounts payable.

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

As of October 31, 2012 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of October 31, 2012.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by October 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by December 31, 2013.

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

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to the Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BlueFlash Communications, Inc.

BY: /s/ Marissa Watson

Marissa Watson

President, Secretary, Treasurer,

Principal Executive Officer,

Principal Financial and Accounting Officer and Sole Director

Dated: December 6, 2012