Form 10-K
period 2013-01-31
BlueFlash Communications, Inc.
filed 2013-03-21
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  January 31, 2013

or

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission file number:     333-172647

BlueFlash Communications, Inc.

(Exact name of registrant as specified in its charter)

Florida	27-4562647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1801 26th Street, Sacramento, CA	95816
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     916-396-3361

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

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

The aggregate market value based on the average bid and asked price on the over-the-counter market of the Registrant’s common stock, (“Common Stock”) held by non-affiliates of the Company was $12,500 as of January 31, 2013.

As of January 31, 2013, there were 10,200,000 shares of the issuer’s $0.0001 par value common stock issued and outstanding.

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

Our business and registered office is located at 1801 26th Street, Sacramento CA., 95816, our telephone number is 916-396-3361.

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

As of January 31, 2013, BlueFlash Communications, Inc. had raised $21,000 through the sale of its common stock. There is $3,254 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Business Overview

On January 11, 2011, Mr. Brad German, our previous President and sole director, incorporated the Company in the State of Florida and established a fiscal year end of January 31. Ms. Marissa Watson, took over the CEO and President role on May 15, 2012.  BlueFlash Communications, Inc. to deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space.

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

The Company believes that few competitors currently provide these services to the local merchants with customized solutions to achieve their market penetration.

The Company believes the barriers to entry for the industry in which we plan to operate include: (i) timeframe and costs to develop commercially robust, feature-rich LBS advertising on mobile devices, (ii) customized real-time solutions to meet the customer’s needs and objectives, and (iii) the ability to measure the effectiveness by tying coupons to consumer purchases.

Although the Company believes that it will offer a compelling value proposition to differentiate itself from competitors, the Company will face competitive challenges because the Company has not developed the product, does not have any revenues, and lacks the necessary capital to fund operations. The Company must overcome these challenges to be successful in the marketplace.

Employees and Employment Agreements

We currently have one employee, our executive officer, Ms. Marissa Watson who is responsible for the primary operation of our business. There are no formal employment agreements between the Company and our current employee. The loss of Ms. Marissa Watson’s services would have a material adverse and catastrophic impact on our business operations, which should be considered a high risk of investment.

In the event our Company does not have adequate proceeds from this offering, our sole Officer and Director, Ms. Marissa Watson, has verbally agreed to fund the Company for an indefinite period of time. The funding of the Company by Ms. Marissa Watson will create a further liability to the Company to be reflected on the Company’s financial statements. Ms. Marissa Watson’s commitment to personally fund the Company is not contractual and could cease at any moment in his sole and absolute discretion.

The Company does not currently owe Ms. Marissa Watson any money as of the date of this registration statement, as Ms. Marissa Watson’s monetary funding to the Company as of the date hereof has not been categorized as loans made to the Company, but as contributions for whichshehas received founders stock. Future contributions by Ms. Marissa Watson to the Company, pursuant to the verbal and non-binding agreement, will be reflected on the financial statements of the Company as liabilities.

Facilities

The company does not own or lease property or lease office space. The office space used by the company was arranged by the founder of the company to use at no charge. Our principal offices are located 1801 26th Street, Sacramento, CA 95816.

ITEM 1A.	RISK FACTORS.

AUDITOR’S GOING CONCERN

THERE IS SUBSTANTIAL UNCERTAINTY ABOUT THE ABILITY OF BLUEFLASH COMMUNICATIONS, INC. TO CONTINUE ITS OPERATIONS AS A GOING CONCERN

In their audit report for the period ending January 31, 2013 and dated March 19, 2013 our auditors have expressed an opinion that substantial doubt exists as to whether we can continue as an ongoing business. Because our sole officer may be unwilling or unable to loan or advance any additional capital to BlueFlash Communications, Inc. we believe that if we do not raise additional capital within 12 months of the effective date of this registration statement, we may be required to suspend or cease the development of our business and marketing plans. See the January 31, 2013 Audited Financial Statements - Auditors Report”. Because the Company has been issued an opinion by its auditors that substantial doubt exists as to whether it can continue as a going concern it may be more difficult to attract investors.

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

THE COMPANY’S SOLE OFFICER AND DIRECTOR MAY NOT BE IN A POSITION TO DEVOTE A MAJORITY OF HER TIME TO THE COMPANY, WHICH MAY RESULT IN PERIODIC INTERRUPTIONS AND EVEN BUSINESS FAILURE.

Ms. Marissa Watson, our sole officer and director, has other business interests and currently devotes approximately 35 hours per week to our operations. Ms. Watson, our President and sole Director, has over 5 years of marketing experience and has been working for KMarketing, Inc, a marketing firm specializing in providing branding and marketing strategies to small businesses.  KMarketing, Inc. is located in Northern California. Our operations may be sporadic and occur at times which are not convenient to Ms. Watson, which may result in periodic interruptions or suspensions of our business plan.  Such delays could have a significant negative effect on the success of the business.

KEY MANAGEMENT PERSONNEL MAY LEAVE THE COMPANY WHICH COULD ADVERSELY AFFECT THE ABILITY OF THE COMPANY TO CONTINUE OPERATIONS. IF THE COMPANY CEASES OPERATIONS, YOU WILL LOOSE YOUR INVESTMENT

Because the Company is entirely dependent on the efforts of its sole officer and director, his departure could have a materially adverse effect on the business. She has other outside business activities and is devoting only approximately 30-35 hours per week to our operations. Her expertise in the marketing as well as her technical expertise are critical to the success of the business. The loss of this resource would have a significant impact on our business. The Company does not maintain key person life insurance on its sole officer and director.

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

The Company believes that few competitors currently provide these services to the local merchants with customized solutions to achieve their market penetration.

The Company believes the barriers to entry for the industry in which we plan to operate include: (i) timeframe and costs to develop commercially robust, feature-rich LBS advertising on mobile devices, (ii) customized real-time solutions to meet the customer’s needs and objectives, and (iii) the ability to measure the effectiveness by tying coupons to consumer purchases.

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

Our ability to provide our products to consumers depends significantly on our ability to develop, maintain or enhance our strategic relationships with these potential customers. In the beginning of operations, there will be a marketing challenge for BlueFlash Communications, Inc.. The product the company and identity will be newly formed; therefore, the company will be relatively unknown in the marketplace. Although the founder has experience and many contacts within the industry, she has worked mainly as a mid-manager during the course of her career. Therefore, BlueFlash Communications, Inc. will not benefit from immediate name recognition.

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

The Company’s sole officer and director, Ms. Marissa Watson owns over 88% of the outstanding shares As a result,shewill maintain control of the Company and be able to choose all of our directors. His interests may differ from those of other stockholders. Factors that could cause his interests to differ from the other stockholders include the impact of corporate transactions on the timing of business operations and his ability to continue to manage the business given the amount of timesheis able to devote to the Company.

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

Because there may be a substantial delay between the completion of this offering and creating a proof-of-concept, we can use to attract customers, it may take us longer to generate revenues. If the Company’s efforts are unsuccessful or take longer than anticipated, the Company may run out of capital and if Ms. Watson does not fund the Company, the business will fail.

WE WILL RELY ON STRATEGIC RELATIONSHIPS TO PROMOTE OUR PRODUCTS SERVICES AND IF WE FAIL TO DEVELOP, MAINTAIN AND ENHANCE THESE RELATIONSHIPS, OUR ABILITY TO SERVE OUR CUSTOMERS AND DEVELOP NEW SERVICES AND APPLICATIONS COULD BE HARMED.

Our ability to provide our products to consumers depends significantly on our ability to develop, maintain or enhance our strategic relationships with distribution partners to access these potential customers. In the beginning of operations, there will be a marketing challenge for The Company. The Company and identity will be newly formed; therefore, the Company will be relatively unknown in the marketplace. Therefore, The Company won’t benefit from immediate name recognition.

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

THE COMPANY MAY RETAIN INDEPENDENT RESOURCES OR CONSULTANTS TO HELP GROW THE BUSINESS. IF THESE RESOURCES DO NOT PERFORM, THE COMPANY MAY HAVE TO CEASE OPERATIONS AND YOU MAY LOOSE YOUR INVESTMENT

The company’s management may retain independent contractors to provide services to the company. Those independent individuals and organizations have no fiduciary duty to the shareholders of the company and may not perform as expected.

WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY WITH CURRENT AND FUTURE COMPETITORS.

BlueFlash Communications, Inc. has several Internet advertising competitors (ex. iAd, AdMob/Google, Facebook, Millennial Media) and several general advertising companies (ex. Grey New York, Firstborn, and Mindshare). We will compete, in our current and proposed businesses, with other companies, some of which have far greater marketing and financial resources and experience than we do. We cannot guarantee that we will be able to penetrate our intended market and be able to compete profitably, if at all.

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

The company does not own any real estate or other properties. The company’s office is located 1801 26th Street, Sacramento, CA 95816, which is the sole officer’s residence. This office space is made available to us at no charge.

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

During the period ended January 31, 2013, there has not been any matter, which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is eligible to be quoted on the Over-The-Counter Bulletin Board under the ticker symbol BLFL. There has been no trading in the Company’s securities, and there has been no bid or ask prices quoted.

Fiscal Year 2013
	High		Low
First Quarter		N/A		N/A
Second Quarter		N/A		N/A
Third Quarter		N/A		N/A
Fourth Quarter	$	N/A	$	N/A

As of January 31, 2013, there are 10,200,000 shares of Common Stock outstanding.

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

Shareholders

As of January 31, 2013, there are 25 stockholders of record.

Transfer Agent

The transfer agent of our common stock is Philadelphia Stock Transfer, Inc.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

We have issued no unregistered securities within the period covered by this report, which have not been previously reported on Form 10-Q or Form 8-K.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended January 31, 2013.

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

On January 11, 2011, a total of 9,000,000 shares of common stock were issued to our previous sole officer and director, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. On June 24, 2011, the Company sold 1,200,000 shares of common stock to 24 shareholders pursuant to a Registration Statement filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 7, 2011(file no. 333-172647), the Company filed a Registration Form S-1 and also filed S-1/A Amendments on April 13, 2011 with the SEC. The registration statement was declared effective on May 13, 2011.  On May 15, 2012, our current CEO and President replace our previous CEO and now owns 9,000,000 shares of common stock that was originally owned by our previous CEO.

As of January 31, 2013, BlueFlash Communications, Inc. had raised $21,000 through the sale of its common stock. There is $3,254 of cash on hand in the corporate bank account. As of the date of this report, we have not generated any revenue from our business operations. The following financial information summarizes the more complete historical financial information found in the audited financial statements of the Company filed with this 10-K.

Set forth below is a discussion of the financial condition and results of operations of BlueFlash Communications, Inc. for the year ended January 31, 2013 and 2012. The following discussion should be read in conjunction with the information set forth in the financial statements and the related notes thereto appearing elsewhere in this report.

Results of Operations – Year Ended January 31, 2013 Compared to the Year Ended January 31, 2012

The Company has not yet implemented its business model and to date has generated no revenues.

REVENUE.

No revenue for 2013 or 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

These costs increased by $131 from $11,655 for the year ended January 31, 2012 to $11,786 for the year ended January 31, 2013. The minor increase was a result of the legal fees, SEC filing fees, and audit fees during the fiscal year.

NON-CASH STOCK-BASED COMPENSATION.

None.

PLANNING, LEGAL, ACCOUNTING, AUDITING AND OTHER PROFESSIONAL SERVICES FEES.

The company’s expenses during the year consisted of business planning, accounting, auditing, and SEC & filing fees.

OFFICE AND OTHER CORPORATE COSTS.

None.

DEPRECIATION AND AMORTIZATION.

None.

GOODWILL AND INTANGIBLE ASSETS.

None.

INTEREST INCOME.

None.

INTEREST EXPENSE.

The Company incurred interest expense of $118 on its Note Payable.

NET LOSS BEFORE INCOME TAXES

As a result of the factors described above, we reported a net loss before income taxes of $11,904 for the year ended January 31, 2013 compared to a net loss of $11,655 for the year ended January 31, 2012.

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

Liquidity and Capital Resources

Our balance sheet as of January 31, 2013 reflects cash assets in the amount of $3,254 as compared to $5,745 in cash for the period ending January 31, 2012. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date. The Company had no revenues to date.  During the period from January 11, 2011 (inception) to January 31, 2013, the Company’s balance sheet reflected an accumulated deficit of $27,159.

The Company does not believe that it has sufficient capital to fund its expenses over the next twelve months. The Company raised $12,000 in a public offering on June 24, 2011. The Company issued notes payable in the amount of $8,265 during the year.  There can be no assurance that additional capital will be available to the Company. The Company currently has no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since the Company has no such arrangements or plans currently in effect, its inability to raise funds for the above purposes will have a severe negative impact on its ability to remain a viable company.

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

As a result of these uncertainties, the report of our registered public accounting firm on our financial statements for fiscal year-end January 31, 2013 contained an explanatory paragraph regarding our ability to continue as a going concern.

The Company’s activities to date have been supported by equity financing from Ms. Watson, the Company’s CEO and President, and the note payable to an unaffiliated investor. It has sustained losses in all previous reporting periods with an accumulated deficit of $27,159 as of January 31, 2013. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

Recent Security Offerings

None.

Off-Balance Sheet Arrangements.

We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for the years ended January 31, 2013 and 2012. We cannot assure you that future inflation will not have an adverse impact on our operating results and financial condition.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2013 or 2011, respectively.

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

As of January 31, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of January 31, 2013.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2013. Additionally, we plan to test our updated controls and remediate our deficiencies by November 30, 2013.

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

Directors and Executive Officers.

We are dependent on the efforts and abilities of our sole officer and director. The interruption of his services could have a material adverse effect on our operations and future development, if suitable replacements are not promptly obtained. We have not entered into an employment agreement with our sole officer and director. We cannot guaranty thatshewill remain with us. In addition, our success depends, in part, upon our ability to attract and retain other talented personnel. Although we believe that our relations with our personnel are good and that we will continue to be successful in attracting and retaining qualified personnel, we cannot guaranty that we will be able to continue to do so. Our sole officer and director will hold office until his resignation or removal.

The following table sets forth information regarding our current executive officers and directors as well as other key members of our management. Our officers and directors will serve one-year terms or until our next annual meeting of shareholders, whichever is longer.

Name	Age	Position
Marissa Watson	25	President and Director

Ms. Watson has served as our President, Chief Executive Officer and our director since May 15, 2012.

Ms. Marissa Watson, our sole officer and director, has other business interests and currently devotes approximately 30 hours per week to our operations. Ms. Watson has has over 5 years of marketing experience and has been working for KMarketing, Inc, a marketing firm specializing in providing branding and marketing strategies to small businesses.  KMarketing, Inc. is located in Northern California. Ms. Watson earned a bachelor of science from Sacramento State University.

Ms. Watson is not an officer or director of any other reporting company.

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary Marissa Watson, 1801 26th Street, Sacramento, CA, 95816 Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Selection of Nominees for the Board of Directors

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

Summary Compensation Table. The compensation of the named executive officers for the last completed fiscal year ended January 31, 2013 is shown below:

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Marissa Watson President	2013	0	0	0	0	0	0	0	0
Brad German	2012	0	0	0	0	0	0	0	0

President

(1)	Refer to “Related Party Transactions for information regarding amounts paid to the individuals who are our officers, although the payments made were for services as independent contractors to us.

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

Long-Term Incentive Plans.

As of January 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-end.

As of the year ended January 31, 2013, each named executive officer had these unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Marissa Watson, President	0	0	0	0	n/a	0	0	0	0

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our director and executive officer and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended January 31, 2013, Forms 5 and any amendments thereto furnished to us with respect to the year ended January 31, 2013, and the representations made by the reporting persons to us, we believe that during the year ended January 31, 2013, our executive officer and director and all persons who own more than ten percent of a registered class of our equity securities complied with all Section 16(a) filing requirements.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 31, 2013, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Marissa Watson* 1801 26th Street, Sacramento, CA 95816	9,000,000 shares Secretary, Treasurer, Director	88.2%

Common Stock	All officers and directors as a group	9,000,000	88.2%

* Ms. Watson serves as the Company’s Chief Executive Officer, Chief Financial Officer, President and sole Director.

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

The following table sets forth fees billed to us by our auditors during the fiscal years ended January 31, 2013 and January 31, 2012 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditor that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other fees for services rendered.

	January 31, 2013	January 31, 2012

(i) Audit Fees	$5,450	$5,300

(ii) Audit Related Fees	$-0-	$-0-

(iii) Tax Fees	$-0-	$-0-

(iv) All Other Fees	$-0-	$-0-

Total	$5,450	$5,300

Audit Fees. The aggregate fees billed in each of the years ended January 31, 2013 and 2012 for professional services rendered by the principal accountant for the audit of our annual financial statement and review of the financial statements included in our Form 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $5,450 and $5,300 respectively.

Audit-Related Fees. There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for years ended January 31, 2013 and 2012.

Tax Fees. For the year ended January 31, 2013 and 2012, our principal accountants did not render any service for tax compliance, tax advice, and tax planning work.

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

BlueFlash Communications, Inc.

March 21, 2013	By:	/s/ Marissa Watson
	Its:	Marissa Watson Principal Executive Officer, President and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Marissa Watson	March 21, 2013
Marissa Watson
Its:	Principal Executive Officer, President and a Director

By:	/s/ Marissa Watson	March 21, 2013
Marissa Watson
Its:	Principal Financial Officer, Treasurer, Secretary and a Director

INDEX OF FINANCIAL STATEMENTS AND SCHEDULES

The following financial statements of BlueFlash Communications, Inc. required to be included in Items 8 and 15 are listed below:

BlueFlash Communications, Inc.

Audited Financial Statements for the years ended January 31, 2013 and 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BlueFlash Communications, Inc.

We have audited the accompanying balance sheets of BlueFlash Communications, Inc. (a development stage enterprise) (the “Company”) as of January 31, 2013 and 2012, and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years ended January 31, 2013 and 2012 and for the period from January 11, 2011 (inception) through January 31, 2013. BlueFlash Communications, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BlueFlash Communications, Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and the period January 11, 2011 (inception) through January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 7, the Company has been in the development stage since its inception (January 11, 2011) and continues to incur significant losses. The Company’s viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. Management’s plan in regard to these matters is also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Associates CPA’s LLC

Lake & Associates CPA’s LLC

Schaumburg, Illinois

March 19, 2013

1905 Wright Boulevard

Schaumburg, IL 60193

Phone: 847-524-0800

Fax: 847-524-1655

BlueFlash Communications, Inc.

(A Development Stage Company)

Balance Sheets

	January 31, 2013	January 31, 2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,254	$5,745
Total current assets	3,254	5,745

TOTAL ASSETS	$3,254	$5,745

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable & Accrued liabilities	$1,148	$—
Note Payable	8,265	—
Total liabilities	9,413	—

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 5)
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding:
10,200,000 common shares at January 31, 2013 and 2012.	1,020	1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(27,159)	(15,255)
Total Stockholders’ Equity (Deficiency)	(6,159)	5,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,254	$5,745

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	For the Year	For the Year	January 11,
	Ended	Ended	2011 to
	January 31,	January 31,	January 31,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General & Administrative	$6,336	$8,444	$14,880
Professional Fees	5,450	3,211	12,161
Total Operating Expenses	11,786	11,655	27,041

Operating Loss	$(11,786)	$(11,655)	$(27,041)

Other income/expenses:
Interest Expense	(118)	—	(118)
Total Other Income / (Expenses)	(118)	—	(118)

Net (loss) before Income Taxes	(11,904)	(11,655)	(27,159)

Provision for Income Taxes	—	—	—

Net Loss	$(11,904)	$(11,655)	$(27,159)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.001)	$(0.001)

Basic and diluted weighted Average Common shares outstanding	10,200,000	9,726,575

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Stockholders’ Equity (Deficiency)

From January 11, 2011 (Inception) to January 31, 2013

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-in	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Total

Inception - January	—	$—	$—	$—	$—	$—

Common shares issued to Founder for cash at $0.001 per share (par value $0.0001) on 1/11/2011	9,000,000	900	8,100	(1,000)	—	8,000

Net (loss)	—	—	—	—	(3,600)	(3,600)
					—
Balance - January 31, 2011	9,000,000	900	8,100	(1,000)	(3,600)	4,400

Loss for the year ended January 2012	—	—	—	—	(11,655)	(11,655)

Private Placement of 1,200,000 Common Shares ($0.0001 par value) on June 24, 2011 @ $0.01 per share	1,200,000	120	11,880	—	—	12,000

Stock Subscription	—	—	—	1,000	—	1,000

Balance - For the year ended January 2012	10,200,000	1,020	19,980	—	(15,255)	5,745

Loss for the year ended January, 2013	—	—	—	—	(11,904)	(11,904)

Balance - January 31, 2013	10,200,000	1,020	19,980	—	(27,159)	(6,159)

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	For The Year	For The Year	January 11,
	Ended	Ended	2011 to
	January 31, 2013	January 31, 2012	January 31, 2013

OPERATING ACTIVITIES

Net Loss	$(11,904)	$(11,655)	$(27,159)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	1,030	(3,600)	1,030
Net cash used in operating activities	(10,874)	(15,255)	(26,129)

FINANCING ACTIVITIES

Interest Payable	118	—	118
Note Payable	8,265	—	8,265
Common stock issued for cash	—	13,000	21,000
Net cash provided by financing activities	8,383	13,000	29,383

INCREASE IN CASH AND CASH EQUIVALENTS	(2,491)	(2,255)	3,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,745	8,000	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,254	$5,745	$3,254

Supplemental Cash Flow Disclosures:

Cash paid for Interest expense	$—	$—	$—
Cash paid for Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(January 31, 2013)

NOTE 1.	GENERAL ORGANIZATION AND BUSINESS

BlueFlash Communications, Inc., (the Company) was founded in January 2011 to provide software solutions to deliver geo-location targeted coupon advertising to mobile internet devices.  BlueFlash Communications, Inc. intends to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space. There is great opportunity for a system to deliver and provide result analytics for mobile ads that that can be delivered to a person physically located near the business that wishes to advertise. The BlueFlash Communications system will be designed to improve return on investment by delivering sales generating coupons to smartphone users with timeliness and geographic relevancy.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of FASB ASC 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America. The Company’s fiscal year end is January 31.

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

Income Taxes

The Company adopted FASB ASC 740, Income Taxes, at its inception. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of January 31, 2013 or 2012, respectively.

Fair Value of Financial Investments

The fair value of cash and cash equivalents, accounts payable, accrued liabilities, and notes payable approximates the carrying amount of these financial instruments due to their short term maturity.

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(January 31, 2013)

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

Property

The Company does not own any real estate or other properties. The Company’s office is located 1801 26th Street, Sacramento, CA 95816. Our contact number is 916-396-3361. The business office is located at the home of Marissa Watson, the CEO of the Company, at no charge to the Company. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.

Recent Authoritative Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements. The adoption of the accounting pronouncements including those not yet effective is not anticipated to have a material effect on the financial position or results of operations of the company.

NOTE 3.	INCOME TAXES

The Company provides for income taxes under ASC Topic 740 which requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

ASC Topic 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company’s opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Therefore, the net deferred tax asset and income tax expense have been fully offset by a valuation allowance at January 31, 2013 and 2012, leaving a balance of $0 for both periods.

The Company has filed all income tax returns since inception.

At January 31, 2013, the Company had estimated net loss carry forwards of approximately $27,159, which expires through its tax year ending 2032. Utilization of the net operating loss carryforwards may be limited in accordance with IRC Section 3.82 in the event of certain shifts in ownership.

BlueFlash Communications, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

(January 31, 2013)

NOTE 4.	NOTE PAYABLE

The Company issued notes payable on August 1, 2012, September 10, 2012, October 25, 2012, and January 17, 2013 in the amount of $2,000, $1,200, $3,000 and $2,065 respectively to one investor. The notes both bear interest at 5% and are payable on demand.

NOTE 5.	STOCKHOLDERS’ EQUITY

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

On June 24, 2011, the Company issued 1,200,000 common shares at $0.01 per share yielding net proceeds of $12,000.

There are 300,000,000 Common Shares at $0.0001 par value authorized with 10,200,000 shares issued and outstanding at January 31, 2013 and 2012.

NOTE 6.	RELATED PARTY TRANSACTIONS

An officer and director of the Company is involved in business activities outside of the Company and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7.	GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. For the period January 11, 2011 (date of inception) through January 31, 2013 the Company has had a net loss of $27,159. As of January 31, 2013, the Company has not emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations, if ever, are sufficient to fund working capital requirements.

NOTE 8.	CONCENTRATIONS OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). Accounts at each institution are insured up to $250,000. Our cash balance at January 31, 2013 was below the FDIC insurance threshold.

NOTE 9.	SUBSEQUENT EVENTS

None.

The Company has evaluated subsequent events through March 19, 2013, the date which the financial statements were available to be issued, and no such events have occurred.