Form 10-Q
period 2013-04-30
BlueFlash Communications, Inc.
filed 2013-06-11
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 10,200,000 shares of common stock are issued and outstanding as of June 7, 2013.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013. We advise you to carefully review the reports and documents we file from time to time with the Securities and Exchange Commission (the “SEC”), particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER PERTINENT INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to BlueFlash Communications, Inc., a Florida corporation.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BlueFlash Communications, Inc.

(A Development Stage Company)

Balance Sheets

	April 30, 2013
	(Unaudited)	January 31, 2013
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,099	$3,254
Total current assets	1,099	3,254

TOTAL ASSETS	$1,099	$3,254

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$980	$1,148
Note Payable	12,265	8,265
Total liabilities	13,245	9,413

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Common Stock
Authorized:
300,000,000 common shares, $0.0001 par value.
Issued and outstanding shares:
10,200,000 common shares at April 30, 2013 and January 31, 2013.	1,020	1,020
Additional paid-in capital	19,980	19,980
Deficit accumulated during the development stage	(33,146)	(27,159)
Total Stockholders’ Equity (Deficiency)	(12,146)	(6,159)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,099	$3,254

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Operations

			For the Period
			from Inception
	For the Three	For the Three	January 11,
	Months Ended	Months Ended	2011 to
	April 30,	April 30,	April 30,
	2013	2012	2013

REVENUES	$—	$—	$—

EXPENSES
General and administrative	$1,725	$603	$16,605
Professional fees	4,150	3,500	16,311
Total Operating Expenses	5,875	4,103	32,916

Operating Loss	$(5,875)	$(4,103)	$(32,916)

Other Income (Expense)
Interest Expense	(112)	—	(230)
Total Other Income (Expense)	(112)	—	(230)

Net (Loss) Before Income Taxes	(5,987)	(4,103)	(33,146)

Provision for Income Taxes	—	—	—

Net Loss	$(5,987)	$(4,103)	$(33,146)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted Average Common shares outstanding	10,200,000	10,200,000

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Statement of Cash Flows

			For the Period
			from Inception
	For the Three	For the Three	January 11,
	Months Ended	Months Ended	2011 to
	April 30,	April 30,	April 30,
	2013	2012	2013

OPERATING ACTIVITIES

Net Loss	$(5,987)	$(4,103)	$(33,146)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable and accrued liabilities	(168)	(1,600)	980
Net cash used in operating activities	(6,155)	(5,703)	(32,166)

FINANCING ACTIVITIES
Proceed from Note Payable	4,000	—	12,265
Common stock issued for cash	—	—	21,000
Net cash provided by financing activities	4,000	—	33,265

INCREASE IN CASH AND CASH EQUIVALENTS	(2,155)	(5,703)	1,099

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	3,254	5,745	—

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,099	$42	$1,099

Supplemental Cash Flow Disclosures:

Cash paid for Interest expense	$—	$—	$—
Cash paid for Income taxes	$—	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

The accompanying notes should be read in conjunction with the financial statements

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

April 30, 2013

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

Through April 30, 2013 the Company was in the development stage and has not carried on any significant operations and has generated minimal revenues. The Company has incurred losses since inception aggregating $33,146. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. These matters, among others, raise substantial doubt about the ability of the Company to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and in accordance with professional standards promulgated by the Public Company Accounting Oversight Board (PCAOB). They reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the nine months ended April 30, 2013, respectively along with the period March 16, 2011 (date of inception) to April 30, 2013.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

April 30, 2013

Income Taxes

The Company adopted ASC 740, Income Taxes, at its inception. Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. No deferred tax assets or liabilities were recognized as of April 30, 2013.

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

April 30, 2013

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

As of April 30, 2013, all citations to the various SFAS’ have been eliminated and will be replaced with FASB ASC as suggested by the FASB in future interim and annual financial statements.

As of April 30, 2013, the Company does not expect any of the recently issued accounting pronouncements to have a material impact on its financial condition or results of operations.

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

As of April 30, 2013, the Company has $12,926.94 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period March 16, 2012 (inception) to April 30, 2013. As of April 30, 2013, the Company has federal net operating loss carry forwards of approximately $33,146 available to offset future taxable income through 2031. The difference between the tax provision at the statutory federal income tax rate on April 30, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
March 16, 2011
(Date of Inception)
through
April 30, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

BlueFlash Communications, Inc.

(A Development Stage Company)

Notes to Interim Financial Statements

April 30, 2013

As of April 30, 2013, the Company had estimated net loss carry forwards of approximately $33,146, which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards may be limited in accordance with IRC Section 382 in the event of certain shifts in ownership.

NOTE 4. NOTE PAYABLE

The Company issued notes payable on August 1, 2012, September 10, 2012, October 25, 2012, January 17, 2013, and April 9, 2013 in the amount of $2,000, $1,200, $3,000, $2,065, $4,000 respectively to one investor. The notes all bear interest at 5% and are payable on demand.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

As of April 30, 2013, the Company has no Preferred Shares authorized, with none issued or outstanding.

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

On June 24, 2011, the Company sold 1,200,000 shares of common stock, $0.0001 par value for $12,000. These shares were registered with the SEC on Form S-1, which was declared effective by the SEC on May 13, 2011.

As of April 30, 2013, there are 300,000,000 Common Shares at $0.0001 par value, authorized with 10,200,000 issued and outstanding.

NOTE 6. RELATED PARTY TRANSACTIONS

As of April 30, 2013, the sole officer and sole director of the Company was involved in other business activities and may, in the future, become involved in other business opportunities that become available.  She may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7. GOING CONCERN

As of April 30, 2013, the accompanying financial statements have been presented on the basis that it is a going concern in the development stage, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

For the period January 11, 2011 (date of inception) through April 30, 2013 the Company has had a net loss of $33,146 consisting of SEC audit and review fees, state taxes, incorporation fees for the Company to initiate its SEC reporting requirements, and general working capital needs.

As of April 30, 2013, the Company has not yet emerged from the development stage. In view of these matters, recoverability of any asset amounts shown in the accompanying audited financial statements is dependent upon the Company’s ability to begin operations and to achieve a level of profitability. Since inception, the Company has financed its activities principally from the sale of equity securities. The Company intends on financing its future development activities and its working capital needs largely from loans and the sale of public equity securities with some additional funding from other traditional financing sources, including term notes, until such time that funds provided by operations are sufficient to fund working capital requirements.

NOTE 8. CONCENTRATION OF RISKS

Cash Balances

The Company maintains its cash in institutions insured by the Federal Deposit Insurance Corporation (FDIC). All other deposit accounts at FDIC-insured institutions were insured up to at least $250,000 per depositor until December 31, 2009. On January 1, 2010, FDIC deposit insurance for all deposit accounts, except for certain retirement accounts, returned to $100,000 per depositor. The Company had no deposits in excess of insured amounts as of April 30, 2013.

NOTE 9. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to April 30, 2013 through June 7, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

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

The Company did not generate any revenue during the three ended April 30, 2013.

Total expenses the three (3) months ending April 30, 2013 were $5,987 resulting in an operating loss for the period of $5,987 compared to an operating loss of $4,103 for the three (3) months ending April 30, 2012. The increase in expenses was due to XBRL filings.  Professional fees were $4,150 and $1,725 in general and administration expenses.  Basic net loss per share amounting to $.0006 for the three (3) months ending April 30, 2013.

Liquidity and Capital Resources

At April 30, 2013 we had working capital of -$12,146 consisting of cash on hand of $1,099 and $13,245 in current liabilities as compared to working capital of -$6,159 and $3,254 of cash at January 31, 2013.

Net cash used in operating activities for the three months ended April 30, 2013 was $6,155 as compared to $5,703 for the three months ended April 30, 2012.  The increase use of cash was due to the Company’s increase in legal and accounting expenses.

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

As of April 30, 2013 management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of April 30, 2013.

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

Dated: June 11, 2013