Form 10-Q
period 2013-07-31
Neurotrope, Inc.
filed 2013-09-23
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:  333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

10732 Hawk’s Vista Street

Plantation, FL 33324

954-632-6630

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☐ (Note: The registrant is a voluntary filer of reports under Section 13 or 15(d) of the Securities Exchange Act of 1934; the registrant has filed during the preceding 12 months all reports it would have been required to file by Section 13 or 15(d) of the Securities Exchange Act of 1934 if the registrant had been subject to one of such Sections.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of September 19, 2013, there were 21,700,000 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

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

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Balance Sheets (unaudited)

		January 31,
	July 31, 2013	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$3,254

TOTAL CURRENT ASSETS	-	3,254

TOTAL ASSETS	$-	$3,254

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$269	$1,148
Notes payable	12,265	8,265

TOTAL CURRENT LIABILITIES	12,534	9,413

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized at $0.0001 par value; 22,868,400 shares issued and outstanding July 31, 2013 and January 31, 2013	2,287	2,287
Additional paid-in capital	18,713	18,713
Deficit accumulated during the development stage	(33,534)	(27,159)

TOTAL SHAREHOLDERS' DEFICIT	(12,534)	(6,159)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$0	$3,254

See accompanying notes to financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Statements of Operations (unaudited)

					Period from
					January 11,
	Six Months	Six Months	Three Months	Three Months	2011
	ended	ended	ended	ended	(inception) to
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012	July 31, 2013

OPERATING EXPENSES:
General and administrative	$1,956	$3,007	$231	$2,404	$16,836
Professional fees	4,150	4,150	-	650	16,311

TOTAL OPERATING EXPENSES	6,106	7,157	231	3,054	33,147

OPERATING LOSS	(6,106)	(7,157)	(231)	(3,054)	(33,147)

Other income (Expense)
Interest (expense)	(269)	-	(157)	-	(387)
Total other income (Expense)	(269)	-	(157)	-	(387)

Net income (loss) before income taxes	(6,375)	(7,157)	(388)	(3,054)	(33,534)

Provision for income taxes	-	-	-	-	-

Net income (loss)	$(6,375)	$(7,157)	$(388)	$(3,054)	$(33,534)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	22,868,400	22,868,400	22,868,400	22,868,400

See accompanying notes to financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Statement of Changes in Shareholders’ Equity (Deficit) (unaudited)

					Deficit
					Accumulated
			Additional	Stock	During the
	Common Stock		Paid-In	Subscription	Development
	Shares	Amount	Capital	Receivable	Stage	Totals

Balance, January 11, 2011	-	$-	$-	$-	$-	$-

Common shares issued to Founder for cash (par value $0.0001) on January 11, 2011	20,178,000	2,018	6,982	-	-	9,000

Stock subscription receivable	-	-	-	(1,000)	-	(1,000)

Net loss year ended January 31, 2011	-	-	-	-	(3,600)	(3,600)

Balance, January 31, 2011	20,178,000	2,018	6,982	(1,000)	(3,600)	4,400

Private Placement of common shares (Par value $0.0001) on June 24, 2011	2,690,400	269	11,731	-	-	12,000

Stock subscription receivable	-	-	-	1,000	-	1,000

Net loss year ended January 31, 2012	-	-	-	-	(11,655)	(11,655)

Balance January 31, 2012	22,868,400	2,287	18,713	-	(15,255)	5,745

Net loss year ended January 31, 2013	-	-	-	-	(11,904)	(11,904)

Balance January 31, 2013	22,868,400	2,287	18,713	-	(27,159)	(6,159)

Net loss six months ending July 31, 2013	-	-	-	-	(6,375)	(6,375)

Balance, July 31, 2013	22,868,400	$2,287	$18,713	$-	$(33,534)	$(12,534)

See accompanying notes to financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Statement of Cash Flows (unaudited)

			Period from
			January 11,
	Six Months	Six Months	2011
	ended	ended	(inception) to
	July 31, 2013	July 31, 2012	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,375)	$(7,157)	$(33,534)
Adjustments to reconcile net loss to net cash used by operating activities
Change in assets and liabilities
(Decrease) increase in accounts payable and accrued liabilities	(879)	2,477	269

Net Cash Used by Operating Activities	(7,254)	(4,680)	(33,265)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Notes Payable	4,000	2,000	12,265
Common stock issued for cash	-	-	21,000

Net Cash Provided by Financing Activities	4,000	2,000	33,265

NET DECREASE IN CASH	(3,254)	(2,680)	0

CASH AT BEGINNING OF PERIOD	3,254	5,745	-

CASH AT END OF PERIOD	$-	$3,065	$0

See accompanying notes to financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

NOTE 1. GENERAL ORGANIZATION AND BUSINESS

Neurotrope, Inc. (formerly BlueFlash Communications, Inc.) (the “Company”) is a development stage company, originally incorporated in the State of Florida on January 11, 2011, to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space.

On August 9, 2013, the Company reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was the surviving corporation in the merger. As a result of this reincorporation merger, (i) the Company changed its name to Neurotrope, Inc., (ii) it changed its jurisdiction of incorporation from Florida to Nevada, (iii) it increased its authorized capital stock from 300,000,000 shares of common stock, par value $0.0001, to 300,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001, (iv) each share of BlueFlash Communications, Inc., common stock outstanding at the time of the reincorporation merger was automatically converted into 2.242 shares of Neurotrope, Inc., common stock, with the result that the 10,200,000 shares of common stock outstanding immediately prior to the reincorporation merger was converted into 22,868,400 shares of common stock outstanding immediately thereafter. See Note 6, Subsequent Events, below.

Through July 31, 2013 the Company was in the development stage and did not carry on any significant operations and generated minimal revenues. The Company incurred losses since inception through July 31, 2013, aggregating $33,534. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern as the Company completed a merger on August 23, 2013 with an operating company that has sufficient capital to finance operations through the next twelve months. See Note 6 Subsequent Events, below. These should be read in conjunction with Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING PRACTICES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (US GAAP) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). They reflect all adjustments, which are in the opinion of management, necessary for a fair presentation of the financial position and operating results for the three and six months ended July 31, 2013, respectively along with the period January 11, 2011 (date of inception) to July 31, 2013. These should be read in conjunction with Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

Accounting Basis

The Company is currently a development stage enterprise reporting under the provisions of Accounting Standards Codification (“ASC”) 915, Development Stage Entity. These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Cash and Cash Equivalents

Cash and cash equivalents are reported in the balance sheet at cost, which approximates fair value. For the purpose of the financial statements cash equivalents include all highly liquid investments with maturity of three months or less. At times, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents and accounts payable approximates the carrying amount of these financial instruments due to their short maturity.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

Earnings (Loss) per Share

Basic earnings (loss) per share are calculated in accordance with ASC 260 by dividing the Company’s net income available to common shareholders by the weighted average number of common shares outstanding during the year. The diluted earnings (loss) per share are calculated by dividing the Company’s net income (loss) available to common shareholders by the diluted weighted average number of shares outstanding for the period. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted as of the first of the year for any potentially dilutive debt or equity. There are no diluted shares outstanding.

Income Taxes

Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets were fully reserved for as of July 31, 2013.

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

Property

The Company does not own any real estate or other properties. The Company’s office is located at 10732 Hawk’s Vista Street, Plantation, FL 33324. The business office is currently located at the home of Dr. Jim New, the CEO of the Company, at no charge.

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

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

As of July 31, 2013, the Company has $13,078 in gross deferred tax assets resulting from net operating loss carry-forwards. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related income tax benefits is uncertain. Accordingly, the net provision for income taxes is zero for the period January 11, 2011 (inception) to July 31, 2013. The difference between the tax provision at the statutory federal income tax rate on July 31, 2013 and the tax provision attributable to loss before income taxes is as follows:

For the period
January 11, 2011
(Date of Inception)
through
July 31, 2013

Statutory federal income taxes	34.0%
State taxes, net of federal benefits	5.0%
Valuation allowance	-39.0%
Income tax rate	—

As of July 31, 2013, the Company had estimated net loss carry forwards of approximately $33,534, which expires through its tax year ending 2031. Utilization of these net operating loss carry forwards is limited in accordance with IRC Section 382 based upon the shift in ownership as of August 23, 2013.

NOTE 4. NOTES PAYABLE

The Company issued notes on August 1, 2012, September 10, 2012, October 25, 2012, January 17, 2013 and April 9, 2013 in the amounts of $2,000, $1,200, $3,000, $2,065, $4,000, respectively, to the majority investor. The notes all bear interest at 5% and are payable on demand.

NOTE 5. STOCKHOLDERS’ EQUITY

Preferred Stock

As of July 31, 2013, the Company has no Preferred Shares authorized, with none issued or outstanding.

Common Stock

On January 11, 2011, the Company issued 20,178,000 of its $0.0001 par value common stock for $8,000 cash and $1,000 in a stock subscription receivable to the founder of the Company. The issuance of the shares was made to the sole officer and director of the Company and an individual who is a sophisticated and accredited investor, therefore, the issuance was exempt from registration of the Securities Act of 1933 by reason of Section 4 (2) of that Act.

On June 24, 2011, the Company sold 2,690,400 shares of common stock, $0.0001 par value for $12,000. These shares were registered with the SEC on Form S-1, which was declared effective by the SEC on May 13, 2011.

As of July 31, 2013, there were 300,000,000 Common Shares at $0.0001 par value, authorized with 22,868,400 issued and outstanding.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

NOTE 6. SUBSEQUENT EVENTS

The Company has evaluated events and transactions that occurred subsequent to July 31, 2013 through September 23, 2013, the date the interim financial statements were available to be issued, for potential recognition or disclosure in the accompanying financial statements. Other than the disclosures above and below, the Company did not identify any events or transactions that should be recognized or disclosed in the accompanying financial statements.

As previously reported, on August 9, 2013, the Company reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was the surviving corporation in the merger. As a result of this reincorporation merger, (i) the Company changed its name to Neurotrope, Inc., (ii) it changed its jurisdiction of incorporation from Florida to Nevada, (iii) it increased its authorized capital stock from 300,000,000 shares of common stock, par value $0.0001, to 300,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001, (iv) each share of BlueFlash Communications, Inc., common stock outstanding at the time of the reincorporation merger was automatically converted into 2.242 shares of Neurotrope, Inc., common stock, with the result that the 10,200,000 shares of common stock outstanding immediately prior to the reincorporation merger was converted into 22,868,400 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Report relating to the common stock of Neurotrope, Inc., prior to this reincorporation merger have been adjusted to give effect to this conversion, unless otherwise stated.

In addition, in connection with the reincorporation, the Company changed its fiscal year from a fiscal year ending on January 31 of each year to one ending on December 31 of each year.

On August 23, 2013, the Company’s wholly owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”) merged with and into Neurotrope BioScience, Inc., a corporation incorporated in the State of Delaware on October 31, 2012 (“Neurotrope BioScience”) (the “Merger”). Neurotrope BioScience was the surviving corporation in the Merger and became the Company’s wholly owned subsidiary. All of the 19,000,000 outstanding shares of Neurotrope BioScience common stock was converted into shares of the Company’s common stock, par value $0.0001 per share, on a one-for-one basis.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Blue Flash Communications Corp., a Nevada corporation (“Split-Off Sub”), formed on August 15, 2013. Thereafter, pursuant to the split-off agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Sub to Marisa Watson, the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 20,178,000 shares of our Common Stock held by Ms. Watson (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result, the Company ceased to engage in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices and acquired the business of Neurotrope BioScience to engage in developing two product platforms, including a diagnostic test for Alzheimer’s Disease and a drug candidate called bryostatin for the treatment of Alzheimer’s Disease, both of which are in the clinical testing stage.

Also on August 23, 2013, Neurotrope BioScience closed a private placement of 11,533,375 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $11,533,375 (before deducting placement agent fees and expenses of the offering estimated at approximately $1,500,000). Neurotrope BioScience had previously closed between February and May 2013 on private placements of 10,386,625 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $10,386,625 (before deducting placement agent fees and expenses of the offering). These private placement offerings (the “PPO”) were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D promulgated by the SEC thereunder. The PPO was sold to “accredited investors,” as defined in Regulation D. All of the outstanding Neurotrope BioScience Series A convertible preferred stock was converted into shares of the Company’s Series A convertible preferred stock (the “Series A Preferred Stock”) on a one-for-one basis in the Merger.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

Neurotrope BioScience agreed to pay the placement agents in the PPO, EDI Financial, Inc. and Allied Beacon Financial, Inc., registered broker-dealers, a cash commission of 10% of the gross funds raised from non-insider investors in the PPO. In addition, the placement agents received (a) for the first $12,000,000 of aggregate gross PPO proceeds (including the prior closings), (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience common stock equal to 7.5% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience Series A convertible preferred stock equal to 2.5% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with a per share exercise price of $1.00; and (b) on aggregate gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience Series A convertible preferred stock equal to 10% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with an exercise price of $1.00 per share. As a result of the foregoing, the placement agents and their permitted sub-agents were paid an aggregate commission of $2,117,000 and were issued warrants purchase an aggregate of 900,000 shares of Neurotrope BioScience common stock and warrants to purchase an aggregate of 1,217,000 shares of Neurotrope BioScience Series A convertible preferred stock, which were converted into Agent Warrants to purchase an aggregate of 900,000 shares of the Company’s common stock and an aggregate of 1,217,000 shares of the Company’s Series A Preferred Stock. Neurotrope BioScience was also required to reimburse the placement agents $25,000 of legal expenses incurred in connection with the PPO. Neurotrope BioScience agreed to indemnify the placement agents and their sub-agents to the fullest extent permitted by law, against certain liabilities that may be incurred in connection with this PPO, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the placement agents and its sub-agents may be required to make in respect of such liabilities.

Before the Merger, the Company’s Board of Directors adopted, and its stockholders approved, a 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 7,000,000 shares of common stock to officers, key employees, consultants and directors. Following the closing of the Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued to four founding stockholders of Neurotrope BioScience, five directors and a consultant.

Immediately after giving effect to (i) the Merger and (ii) the cancellation of 20,178,000 shares in the Split-Off, and (iii) the closing of the PPO there were 21,700,000 issued and outstanding shares of the Company’s common stock, as follows:

•	The stockholders of Neurotrope BioScience prior to the Merger hold 19,000,000 shares of the Company’s common stock; and

•	the stockholders of the Company prior to the Merger (excluding Marissa Watson, who surrendered her shares in the Split-Off) hold 2,700,000 shares of the Company’s common stock.

In addition,

•	the investors in the PPO hold 21,920,000 shares of the Company’s Series A Preferred Stock;

•	the placement agents and their permitted sub-agents hold Agent Warrants to purchase

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Notes to Interim Financial Statements

July 31, 2013 (unaudited)

o	900,000 shares of the Company’s common stock, subject to adjustment in certain circumstances as provided therein; and

o	1,217,000 shares of the Company’s Series A Preferred Stock, subject to adjustment in certain circumstances as provided therein

•	The 2013 Plan authorizes issuance of up to 7,000,000 shares of the Company’s common stock as incentive awards to executive officers, key employees, consultants and directors; options to purchase 5,154,404 shares of Common Stock have been granted under the 2013 Plan.

No other securities convertible into or exercisable or exchangeable for the Company’s common stock (including options or warrants) are outstanding.

The Merger is being accounted for as a “reverse merger,” and Neurotrope BioScience is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Neurotrope BioScience and will be recorded at the historical cost basis of Neurotrope BioScience, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Neurotrope BioScience, historical operations of Neurotrope BioScience and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of the Company’s common stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

On August 26, 2013, the Company entered into a consulting agreement with an investor relations (“IR”) firm. The term of the agreement is fox six months with compensation payable to the IR firm of $8,000 per month. In addition, the Company issued the IR firm 40,000 shares of Company restricted common stock.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Neurotrope, Inc. (formerly BlueFlash Communications, Inc.) is a development stage company and was incorporated in Florida on January 11, 2011, with the original business plan to develop software and systems to create, deliver and track all aspects of geo-location based mobile device coupon campaigns that could have a material impact on the young mobile advertising space. As a result of the Merger (as defined below), we have discontinued our prior business and are now engaged in developing two product platforms, including a diagnostic test for Alzheimer’s Disease and a drug candidate called bryostatin for the treatment of Alzheimer’s Disease, both of which are in the clinical testing stage.

Reverse Merger, Private Placement Offering and Related Events

Subsequent to the end of the period covered by this Report, on August 9, 2013, we reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was the surviving corporation in the merger. As a result of this reincorporation merger, (i) we changed our name to Neurotrope, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Nevada, (iii) we increased our authorized capital stock from 300,000,000 shares of common stock, par value $0.0001, to 300,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001, (iv) each share of BlueFlash Communications, Inc., common stock outstanding at the time of the reincorporation merger was automatically converted into 2.242 shares of Neurotrope, Inc., common stock, with the result that the 10,200,000 shares of common stock outstanding immediately prior to the reincorporation merger was converted into 22,868,400 shares of common stock outstanding immediately thereafter. All share and per share numbers in this Report relating to the common stock of Neurotrope, Inc., prior to this reincorporation merger have been adjusted to give effect to this conversion, unless otherwise stated.

In addition, in connection with the reincorporation, we changed our fiscal year from a fiscal year ending on January 31 of each year, which was used in our most recent filing with the SEC, to one ending on December 31 of each year.

On August 23, 2013, our wholly owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”) merged with and into Neurotrope BioScience, Inc., a corporation incorporated in the State of Delaware on October 31, 2012 (“Neurotrope BioScience”) (the “Merger”). Neurotrope BioScience was the surviving corporation in the Merger and became our wholly owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of our common stock, par value $0.0001 per share (the “Common Stock”), on a one-for-one basis.

Upon the closing of the Merger, under the terms of a split-off agreement and a general release agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned special-purpose subsidiary, Blue Flash Communications Corp., a Nevada corporation (“Split-Off Subsidiary”), formed on August 15, 2013. Thereafter, pursuant to the split-off agreement, the Company transferred all of the outstanding shares of capital stock of Split-Off Subsidiary to Marisa Watson, the pre-Merger majority stockholder of the Company, and the former sole officer and director of the Company (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 20,178,000 shares of our Common Stock held by Ms. Watson (which were cancelled and will resume the status of authorized but unissued shares of our Common Stock) and (ii) certain representations, covenants and indemnities.

As a result of the Merger and Split-Off, we discontinued our pre-Merger business and acquired the business of Neurotrope BioScience, and will continue the existing business operations of Neurotrope BioScience as a publicly-traded company under the name Neurotrope, Inc.

Also on August 23, 2013, Neurotrope BioScience closed a private placement of 11,533,375 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $11,533,375 (before deducting placement agent fees and expenses of the offering estimated at approximately $1,500,000). Neurotrope BioScience had previously closed between February and May 2013 on private placements of 10,386,625 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $10,386,625 (before deducting placement agent fees and expenses of the offering). These private placement offerings (the “PPO”) were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D promulgated by the SEC thereunder. The PPO was sold to “accredited investors,” as defined in Regulation D. All of the outstanding Neurotrope BioScience Series A convertible preferred stock was converted into shares of our Series A convertible preferred stock (the “Series A Preferred Stock”) on a one-for-one basis in the Merger.

Neurotrope BioScience agreed to pay the placement agents in the PPO, EDI Financial, Inc. and Allied Beacon Financial, Inc., registered broker-dealers, a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agents received (a) for the first $12,000,000 of aggregate gross PPO proceeds (including the prior closings), (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience common stock equal to 7.5% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience Series A convertible preferred stock equal to 2.5% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with a per share exercise price of $1.00; and (b) on aggregate gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Neurotrope BioScience Series A convertible preferred stock equal to 10% of the number of shares of Neurotrope BioScience Series A convertible preferred stock sold to investors introduced by them, with an exercise price of $1.00 per share. As a result of the foregoing, the placement agents and their permitted sub-agents were paid an aggregate commission of $2,117,000 and were issued warrants purchase an aggregate of 900,000 shares of Neurotrope BioScience common stock and warrants to purchase an aggregate of 1,217,000 shares of Neurotrope BioScience Series A convertible preferred stock, which were converted into Agent Warrants to purchase an aggregate of 900,000 shares of our Common Stock and an aggregate of 1,217,000 shares of our Series A Preferred Stock, as described more fully above. Neurotrope BioScience was also required to reimburse the placement agents $25,000 of legal expenses incurred in connection with the PPO. Neurotrope BioScience agreed to indemnify the placement agents and their sub-agents to the fullest extent permitted by law, against certain liabilities that may be incurred in connection with this PPO, including certain civil liabilities under the Securities Act, and, where such indemnification is not available, to contribute to the payments the placement agents and its sub-agents may be required to make in respect of such liabilities.

Before the Merger, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 7,000,000 shares of our Common Stock to officers, key employees, consultants and directors. Following the closing of the Merger, options to purchase an aggregate of 5,154,404 shares of our Common Stock were issued to four founding stockholders of Neurotrope BioScience, our five directors and a consultant.

Our Board of Directors is authorized to consist of seven members and currently consists of five members, leaving two vacancies. On the closing of the Merger, Ronald Warren, our sole director before the Merger, resigned his position as a director, and John Abeles, Jim New, William Singer, Ralph Bean and Jay Haft were appointed to the Board of Directors.

Also on the closing of the Merger, Mr. Warren, our President, Secretary, Treasurer and sole officer before the Merger, resigned from these positions, and Jim New was appointed as our Chief Executive Officer and President, Robert Weinstein was appointed as our Chief Financial Officer and Treasurer, William Singer was appointed as our Secretary and Dan Alkon was appointed our Chief Scientific Officer by the Board.

Immediately after giving effect to (i) the Merger and (ii) the cancellation of 20,178,000 shares in the Split-Off, and (iii) the closing of the PPO there were 21,700,000 issued and outstanding shares of our Common Stock, as follows:

•	The stockholders of Neurotrope BioScience prior to the Merger hold 19,000,000 shares of our Common Stock; and

•	the stockholders of the Company prior to the Merger (excluding Marissa Watson, who surrendered her shares in the Split-Off) hold 2,700,000 shares of our Common Stock.

In addition,

•	the investors in the PPO hold 21,920,000 shares of our Series A Preferred Stock;

—	the placement agents and their permitted sub-agents hold Agent Warrants to purchase

o	900,000 shares of our Common Stock, subject to adjustment in certain circumstances as provided therein; and

o	1,217,000 shares of our Series A Preferred Stock, subject to adjustment in certain circumstances as provided therein

—	the 2013 Plan authorizes issuance of up to 7,000,000 shares of our Common Stock as incentive awards to executive officers, key employees, consultants and directors; options to purchase 5,154,404 shares of Common Stock have been granted under the 2013 Plan.

No other securities convertible into or exercisable or exchangeable for our Common Stock (including options or warrants) are outstanding.

The Merger is being accounted for as a “reverse merger,” and Neurotrope BioScience is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of Neurotrope BioScience and will be recorded at the historical cost basis of Neurotrope BioScience, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of Neurotrope BioScience, historical operations of Neurotrope BioScience and operations of the Company and its subsidiaries from the closing date of the Merger. As a result of the issuance of the shares of our Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger.

We continue to be a “smaller reporting company,” as defined under the Securities Exchange Act of 1934, as amended, following the Merger. As a result of the Merger we have ceased to be a “shell company” (as such term is defined in Rule 12b-2 under the Exchange Act).

Additional information regarding the Merger, the Spilt-Off, the PPO and the other transactions referred to above is contained in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

This Report includes the financial statements of the Company as of and for the periods ended July 31, 2013, without giving effect to the Merger, and the discussion below concerns only the financial condition and results of operations flows of the Company and not the financial condition or results of operations of Neurotrope BioScience at any date or for any period. For a discussion of financial condition and results of operations of Neurotrope BioScience as of, and for the period from inception to, December 31, 2012, and as of, and for the six months ended, June 30, 2013, see Item 2.01— “Management’s Discussion and Analysis of Financial Condition and Results  of Operations” in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements contained in this Report. Results or interim periods may not be indicative of results for the full year.

During the second quarter of fiscal year 2013, the Company was designing a software prototype for demo purposes.   The Company also continued to conduct research on product development, market analysis, and financial metrics on a limited basis.

The Company did not generate any revenue during the six months ended July 31, 2013 or 2012.

Total expenses for the six months ending July 31, 2013 were $6,106 resulting in an operating loss for the period of $6,106 compared to an operating loss of $7,157 for the six months ending July 31, 2012. The decrease in expenses was due to the decreasing activities of the Company.  Professional fees and general and administrative expenses for the six months ending July 31, 2013 were $4,150 and $1,956, respectively, versus $4,150 and $3,007 for the six months ending July 31, 2012, respectively.  Basic net loss per share amounted to $.00 for the six months ending July 31, 2013 and 2012.

Liquidity and Capital Resources

At July 31, 2013, we had working capital deficiency of $12,534 as compared to working capital deficiency of $6,159 and $3,254 of cash at January 31, 2013.

Net cash used in operating activities for the six months ended July 31, 2013 was $7,254 as compared to $4,680 for the six months ended July 31, 2012.  The increase use of cash was due to the Company’s increase in legal and accounting expenses.

On August 23, 2013, Neurotrope BioScience closed a private placement of 11,533,375 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $11,533,375 (before deducting placement agent fees and expenses of the offering estimated at approximately $1,500,000). Neurotrope BioScience had previously closed between February and May 2013 on private placements of 10,386,625 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $10,386,625 (before deducting placement agent fees and expenses of the offering). All of the outstanding Neurotrope BioScience Series A convertible preferred stock was converted into shares of the Company’s Series A convertible preferred stock on a one-for-one basis in the Merger.

As of September 19, 2013, the Company has cash of approximately $15 million. With the proceeds from the private placements of Series A, management believes the Company has sufficient capital to fund its research and development and related general and administrative expenses for at least the next 24 to 36 months of operations under its current business plan. Management believes the Company will generate revenues through commercialization of its diagnostic product within the next 36 months. The Company is contemplating raising an additional $25 million to further its product development. This fundraising has not yet begun, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company has initiated, or plans to initiate, series of certain measures to address these material weaknesses. The Company is working as quickly as possible to implement these initiatives.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There are no material changes from risk factors as previously disclosed in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

3.1	Certificate of Designations of Series A Convertible Preferred Stock of Neurotrope, Inc., filed with the Nevada Secretary of State on August 22, 2013.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer

32.2	Section 1350 Certification of principal financial and accounting officer

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

* In accordance with Regulation S-T, the Interactive Data Files in Exhibit 101 to this Report shall be deemed “furnished” and not “filed”.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 23, 2013	Neurotrope, Inc.

	By:	/s/Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

