Form 10-Q
period 2013-09-30
Neurotrope, Inc.
filed 2013-11-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

945-632-6630

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of November 13, 2013, there were 21,740,000 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

1

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in Amendment No. 1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2013. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2013	2012
CURRENT ASSETS
Cash	$15,556,074	$-
Prepaid expenses	92,958	-

TOTAL CURRENT ASSETS	15,649,032	-

TOTAL ASSETS	$15,649,032	$-

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses - related party	$49,878	$1,240,636
Accounts payable and accrued expenses	82,305	192,342
Advances from related party	-	4,815
TOTAL CURRENT LIABILITIES	132,183	1,437,793

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value,
50,000,000 shares authorized; 21,920,000 shares issued and outstanding, liquidation preference of $21,920,000 plus dividends accruable at 8% per annum of $560,782	18,971,572	-

SHAREHOLDERS’ DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
21,690,400 issued and outstanding at December 31, 2012;
21,740,000 shares issued and outstanding at September 30, 2013	2,174	2,169
Additional paid-in capital	3,779,548	-
Deficit accumulated during the development stage	(7,236,445)	(1,439,962)
TOTAL SHAREHOLDERS’ DEFICIT	(3,454,723)	(1,437,793)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$15,649,032	$-

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

			Period from
			October 31,
	Nine Months	Three Months	2012
	ended	ended	(inception) to
	September 30, 2013	September 30, 2013	September 30, 2013

OPERATING EXPENSES:
Research and development - related party	$456,017	$137,123	$1,439,508
General and administrative - related party	4,114,754	3,454,428	4,371,899
General and administrative	1,225,712	879,387	1,422,869

TOTAL OPERATING EXPENSES	5,796,483	4,470,938	7,234,276

Net loss before income taxes	(5,796,483)	(4,470,938)	(7,234,276)

Provision for income taxes	-	-	-

Net loss	$(5,796,483)	$(4,470,938)	$(7,234,276)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.27)	$(0.21)	$(0.33)

Basic and diluted weighted average common shares outstanding	21,696,219	21,702,680	21,695,342

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, October 31, 2012	2,690,400	$269	$-	$(269)	$-

Issuance of common stock	19,000,000	1,900	-	(1,900)	-

Net loss				(1,437,793)	(1,437,793)

Balance, December 31, 2012	21,690,400	2,169	-	(1,439,962)	(1,437,793)

Issuance of common stock for consulting fees	49,600	5	44,635		44,640

Stock based compensation			2,928,485		2,928,485

Issuance of common stock warrants			806,428		806,428

Net loss	-	-	-	(5,796,483)	(5,796,483)

Balance, September 30, 2013	21,740,000	$2,174	$3,779,548	$(7,236,445)	$(3,454,723)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(formerly BlueFlash Communications, Inc.)

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

		Period from
		October 31,
	Nine Months	2012
	ended	(inception) to
	September 30, 2013	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,796,483)	$(7,234,276)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	2,928,485	2,928,485
Consulting services paid by issuance of common stock	44,640	44,640
Changes in assets and liabilities
Increase in prepaid expenses	(92,958)	(92,958)

(Decrease) increase in accounts payable and accrued expenses - related party	(1,190,758)	49,878

(Decrease) increase in accounts payable and accrued expenses	(110,037)	82,305

Net Cash Used by Operating Activities	(4,217,111)	(4,221,926)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock	19,778,000	19,778,000
Repayment of advances from related party	(4,815)	-

Net Cash Provided by Financing Activities	19,773,185	19,778,000

NET INCREASE IN CASH	15,556,074	15,556,074

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$15,556,074	$15,556,074

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. (formerly BlueFlash Communications, Inc.) A Development Stage Company) Notes to Condensed Consolidated Financial Statements September 30, 2013 (unaudited)

Note 1 – Organization and Nature of Planned Business:

References in these notes to the unaudited condensed consolidated financial statements to “Neurotrope, Inc.,” “we,” “us,” “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope Biosciences, Inc. (“NBI”). NBI was incorporated in Delaware on October 31, 2012. NBI was formed to advance new diagnostic and therapeutic technologies in the field of neurodegenerative disease, primarily Alzheimer’s Disease. NBI plans to collaborate with Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to the licensed technology transferred to the Company on February 28, 2013 (see Note 3).

On August 23, 2013, a wholly owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”) merged (the “Reverse Merger”) with and into NBI. NBI was the surviving corporation in the Reverse Merger and became the Company’s wholly owned subsidiary. All of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

The Merger is being accounted for as a reverse-merger and recapitalization with NBI as the acquirer for financial reporting purposes and Neurotrope, Inc. as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Merger are those of NBI and are recorded at the historical cost basis of NBI and the consolidated financial statements after completion of the Merger include the assets and liabilities of NBI and Neurotrope, Inc., and the historical operations of Neurotrope, Inc. and NBI from the closing date of the Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the reverse merger transaction on the basis of the 1:1 exchange ratio on the Merger date. All references to “we,” ”our,” or the “Company” in these financial statements refer to operations and capital transactions of NBI for all periods prior to the Merger.

As a result of the Reverse Merger, Neurotrope, Inc. discontinued its pre-Reverse Merger business and acquired the business of NBI, and will continue the existing business operations of NBI as a publicly-traded company.

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

Note 3 – Contractual Commitments:

From January 1, 2013 through February 28, 2013, the Company compensated its President under an independent contractor agreement at the rate of $20,833 per month (see Note 5). On February 25, 2013, the Company executed a four-year employment agreement, effective March 1, 2013, with its President. This agreement provides for an annual salary of $250,000 and annual bonus of $50,000, which shall increase to an annual salary of $300,000 and an annual bonus of $100,000 effective as of the later of (a) February 28, 2015 or (b) the closing by the Company of a Series B Preferred Stock financing as described in Note 5 below.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat is also entitled to an option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option shall be deemed to have vested with respect to 20% of the shares as of February 28, 2013, and the balance shall vest on a daily basis over the four-year period beginning on February 28, 2013. An entity related to Ramat purchased one million shares of Series A preferred stock on the effective date of this agreement.

Effective April 15, 2013, the Company executed an agreement with Weisberg Consulting LLC for consulting services, including assistance in locating appropriate business opportunities with corporate partners related to the licensing of the Company's products and/or technologies to these partners and the consummation of agreements to form strategic alliances with these entities. The initial term of this agreement is for three months at a fee of $12,000 per month plus reimbursable expenses and is subject to renewal on a monthly basis at a fee of $14,000 per month. In addition, the agreement provides for a bonus of $25,000 to be paid upon the execution of a transaction. The agreement term ended on July 15, 2013 and has been renewed on a month-to month-basis.

Effective April 17, 2013, the Company executed an agreement with Dominick & Dominick LLC for consulting services related to the structuring of a potential reverse merger with a publicly-held shell company. The fees under this agreement consist of $25,000 payable upon the execution of a merger term sheet and $50,000 payable upon the commencement of due diligence activities related to the merger. Through September 30, 2013, the Company has recognized $75,000 of expenses relating to this agreement in general and administrative expenses on the statement of operations.

Effective June 2, 2013, the Company executed a consulting agreement with Medical Cash Management Solutions, LLC for services as the Company's chief financial officer on an independent contractor basis through November 30, 2013 at a fee of $20,000 per month plus reimbursable expenses. This agreement is subject to renewal terms as agreed to by the parties. Effective October 1, 2013, the Company canceled its agreement with Medical Cash Management Solutions, LLC and hired its managing member as the Company chief financial officer (See “Subsequent Events” below).

Note 4 - Summary of Significant Accounting Policies:

Development Stage:

The Company is considered to be a development stage company, as defined by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 915-10, in that the Company is devoting substantially all of its efforts to establishing a new business where planned principal operations have commenced, but no revenues have been derived from these operations.

In addition, the Company’s licensed technology may not be ready for commercialization for several years, if at all. The Company expects to continue to incur losses at least until commercialization, because it anticipates that its expenditures on research and development and administrative activities will significantly exceed any potential revenues during the period. The Company cannot predict when, if ever, it will become profitable.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.  At September 30, 2013, the Company’s cash balances exceeded the current insured amounts under the Federal Deposit Insurance Corporation.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the patent portfolio which do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2013 and December 31, 2012.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes and the tax effects of net operating loss and other carry forwards. The deferred tax assets and liabilities represent the future tax consequences of those differences and carry forwards, which will either be taxable or deductible when the related assets, liabilities or carry forwards are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Uncertain Tax Positions:

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through December 31, 2012.

In the event the Company was to receive an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense when assessed.

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risks including the potential for business failure.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

Note 5 – Related Party Transactions:

The Company incurred consulting fees of $41,667 to its President during the period from January 1, 2013 to February 28, 2013 (see Note 3).

One director of the Company, until November 8, 2013, is also a director of BRNI. A second director of the Company is both the president and a director of BRNI. Both of these current and former directors are stockholders of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”) that owns 41.5% of the Company's outstanding common stock.

Effective October 31, 2012, the Company executed a Technology License and Services Agreement with BRNI, a related party, and two entities affiliated with BRNI (the “Agreement”). Under the terms of the Agreement, BRNI provides research services and grants the Company the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Company's completion of a Series A Preferred Stock financing generating net proceeds to the Company of at least $8,000,000 on February 28, 2013. The Agreement terminates on the latter of the date (i) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (ii) the last of the intellectual property enters the public domain.

The research services provided under the Agreement commenced on April 2, 2012. The Agreement requires the Company to reimburse BRNI for services rendered (the “Services Reimbursement”) on a pro-rated, thirty month basis, with respect to the period of time elapsed from April 2, 2012 through the date of the Series A Preferred Stock financing on February 28, 2013. BRNI invoiced the Company $1,198,696 for service reimbursements through December 31, 2012 and an additional $266,666 from January 1, 2013 to February 28, 2013.

After the initial Series A Preferred Stock financing, the License Agreement requires the Company to enter into scope of work agreements with BRNI, the preferred service provider for any research and development services or other related scientific assistance and support services. The Company shall not engage any other person other than BRNI to perform research or development services or other related scientific assistance without prior written consent of BRNI with such consent not unreasonably withheld. BRNI and Neurotrope may agree to have a third party provide services identical or similar to such services to Neurotrope in the case where BRNI is demonstrably unable to do so or such third party is demonstrably in a superior position to do so.

In addition to the fees under the services reimbursement and scope of work agreements, the Agreement requires the Company to pay BRNI a “Fixed Research Fee”, commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (i) a pro- rata amount of $1,000,000 in the year the Company completes such financing (ii) $1,000,000 per year for five calendar years subsequent to such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the Agreement. The Company had not completed this Series B Financing at September 30, 2013 (see Note 8) and, accordingly, no such fee was due as of that date.

The Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the Agreement, the Company is required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Preferred Stock financings or any subsequent rounds of financing prior to a public offering, less commissions. On March 25, 2013, the Company prepaid $409,549 in royalties under the Agreement and paid the remainder due of $60,319 in July 2013 relating to the May 7, 2013 Series A preferred stock financing. On August 29, 2013, the Company paid $520,252 in prepaid royalties relating to the August 23, 2013 Series A preferred stock financing. These royalties are expensed in “general and administrative expenses – related party” in the statement of operations.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

On August 21, 2013, the Company and BRNI amended the Technology License and Services Agreement to clarify certain provisions.

On August 22, 2013, the Board of Directors agreed to compensate its Chairman $9,000 per month for ongoing services to the Company relating to product development and negotiation of agreements with BRNI and outside contractors and consultants.

Effective August 28, 2013, the Company signed a statement of work (“SOW”) with BRNI pursuant to its licensing agreement (Noted above) whereas the Company has contracted for the further development of its AD diagnostic product. Pursuant to the SOW, the Company is obligated to pay BRNI a total of $1,645,470 in 12 equal monthly installments of $137,123, payable on the first business day of each month. These payments are for operating expenses associated with BRNI’s diagnostic laboratories. Operating expenses that are incurred in excess of this total amount are the responsibility of BRNI unless prior approval is obtained from the Company. The SOW may be extended if BRNI provides the Company with two months advanced notice that the SOW objectives are not met within the initial 12 month period. The Company will agree to continue funding the SOW at the same monthly rate for a period not to exceed an additional six (6) months to conclude the first anticipated clinical trial for the AD diagnostic product. In addition, the Company has agreed to pay an estimated $877,300 in external costs to complete the first clinical trial.

Note 6 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $7,234,276 for the period from October 31, 2012 (inception) through September 30, 2013. This amount is available for carry forward for use in offsetting taxable income of future years through 2032. The net operating loss carry forward resulted in a deferred tax asset of $2,170,282 at September 30, 2013, which is reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 7 – Common Stock:

On February 28, 2013, NBI amended and restated its Certificate of Incorporation to authorize 45,000,000 common shares at a par value of $0.01. On that date, the Company issued 19,000,000 common shares. This recapitalization has been presented retroactively in the accompanying financial statements.

On June 20, 2013, BlueFlash Communications, Inc., a Florida corporation (“BlueFlash”), entered into an Agreement and Plan of Merger (the “Plan of Merger”) with Neurotrope, Inc., its wholly owned Nevada subsidiary, pursuant to which BlueFlash would merge with and into Neurotrope (the “Reincorporation Merger”). The Plan of Merger was amended by the Amendment to Agreement and Plan of Merger between the parties, dated July 10, 2013 (the “Amendment”). The purpose of the Merger was to re-domicile BlueFlash from Florida to Nevada, and to effect a name change and recapitalization as described below.

On August 5, 2013, Articles of Merger were filed with both the Secretary of State of the State of Nevada and the Secretary of State of the State of Florida, pursuant to which the Reincorporation Merger was effective as of August 9, 2013.  Upon effectiveness of the Merger, Neurotrope, Inc.’s Articles of Incorporation and Neurotrope, Inc.’s Amended and Restated Bylaws became the Articles of Incorporation and Amended and Restated Bylaws of the registrant.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

Neurotrope, Inc., has an authorized share capital of 300,000,000 shares of common stock, par value $0.0001 per share (“Neurotrope Common Stock”) and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.  Prior to the Reincorporation Merger, Neurotrope, Inc. had 100 shares of its Neurotrope Common Stock outstanding, held by BlueFlash, and therefore was a wholly-owned subsidiary of BlueFlash.  Prior to the Merger, Neurotrope, Inc. had no assets, liabilities or business.

Pursuant to the Plan of Merger, among other things, (i) each share of common stock of BlueFlash, $0.0001 par value per share (“BlueFlash Common Stock”) was automatically converted into 2.242 shares of Neurotrope Common Stock.

On August 21, 2013, the NBI amended its articles of incorporation to increase its authorized shares of common stock from 45,000,000 shares to 57,000,000 shares.

On August 23, 2013, the Reverse Merger occurred as described in Note 1 above, and all of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a Split-Off Agreement, Neurotrope, Inc. transferred its pre-Reverse Merger business to Marissa Watson, its pre-Reverse Merger majority stockholder, in exchange for the surrender by her and cancellation of 20,178,000 shares of Neurotrope, Inc. common stock.

Note 8 – Preferred Stock:

Through a private placement, NBI issued 9,073,300 preferred shares at $1 per share on that date, resulting in gross proceeds of $9,073,300. In connection with the February 28, 2013 closing of the private placement, the Company was required to pay the placement agent, Allied Beacon Partners, Inc., a cash fee equal to the sum of (a) 10% of the proceeds received from purchasers sourced by Allied Beacon Partners, Inc. and (b) 5% of the proceeds received from purchasers sourced by the Company. No fee was payable on proceeds received from purchasers who were already stockholders of the Company. The total cash fee that the Company was required to pay in connection with this closing was $882,330. The Company was also obligated to issue to Allied Beacon Partners, Inc. warrants for the purchase of common stock and Series A preferred stock of the Company in connection with the closing. The aggregate number of shares subject to such warrants was the sum of (x) 10% of the number of shares purchased by purchasers sourced by Allied Beacon Partners, Inc. and (b) 5% of the number of shares purchased by purchasers sourced by the Company. No warrants were earned on proceeds received from purchasers who were already stockholders of the Company.

On May 17, 2013, NBI issued an additional 1,313,325 shares of Series A preferred stock at $1 per share, resulting in gross proceeds of $1,313,325, on which NBI was obligated to provide the placement agent with cash and warrant compensation under the same terms as applied with respect to the February 28, 2013 closing.

The total number of shares subject to warrants that NBI was required to issue in connection with the February and May 2013 closings was 988,663, consisting of 480,320 shares of common stock and 508,343 shares of Series A preferred stock. These warrants have a term of ten years. The strike price for the common stock warrants is $0.01 per share and the strike price for the Series A preferred stock warrants is $1.00 per share.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

On August 23, 2013, NBI closed a private placement of 11,533,375 additional shares of its Series A preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $11,533,375 (before deducting placement agent fees and expenses of the offering). All of the 21,920,000 outstanding shares of NBI Series A preferred stock were converted into shares of Neurotrope Inc. Series A convertible preferred stock (the “Series A Preferred Stock”) on a one-for-one basis in the Reverse Merger. This additional financing was in conjunction with the Company’s merger with a publicly reporting shell company (See Note 1 above).

The Company agreed to pay the placement agent in the offering a cash commission of 10% of the gross funds raised from investors in the private placement offering (“PPO”). In addition, the placement agent received (a) for the first $12,000,000 of gross PPO proceeds, (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of Common Stock equal to 7.5% of the number of shares of Series A preferred stock sold to investors introduced by it, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A preferred stock equal to 2.5% of the number of shares of Series A preferred stock sold to investors introduced by it, with a per share exercise price of $1.00; and (b) on gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A preferred stock equal to 10% of the number of shares of Series A preferred stock sold to investors introduced by it, with an exercise price of $1.00 per share (collectively, the “Agent Warrants”). As a result of the foregoing, the placement agent was paid an aggregate commission of $1,128,338 and was issued Agent Warrants to purchase 419,680 shares of the Company’s common stock and Agent Warrants to purchase 708,657 shares of the Company’s Series A preferred stock.

The Series A preferred stock ranks senior with respect to liquidation preference and dividend rights to the common stock and any other class or series of stock that the Company may issue. The Series A preferred stock accrues a dividend at an annual rate of $0.08 per share, when and if declared by the Board of Directors of the Company. No dividends have been declared on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs or similar event, a holder of Series A preferred stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or other class or series of stock, the liquidation amount (which shall equal $1.00 per share) and the amount of any accrued and unpaid dividends as of such distribution or payment date. Each share of Series A preferred stock is convertible into common stock at the option of the stockholder at a price of $1.00 per share, subject to adjustment. The Series A shares are subject to mandatory conversion upon the vote of holders of a majority of the outstanding shares of Series A preferred stock at any given time, or upon the closing of a sale of common stock to the public at a price of at least $5.00 per share (subject to adjustment in the case of certain events) in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in net proceeds to the Company of at least $30,000,000.The holders of Series A preferred stock are entitled to a class vote on certain Company actions, have the right to elect one of five members of the Company board of directors and have a right of first offer to purchase their pro rata share of equity securities issued by the Company in the future, in addition to certain additional rights and privileges as set forth in the Amended and Restated Certificate of Incorporation and in certain agreements between the Company and the holders thereof.

On August 21, 2013, NBI increased its authorized shares of preferred stock to 50,000,000 shares.  As a result, the Company had a sufficient number of preferred shares to close the August 23, 2013 private placement.

Note 9 – Warrants:

During the nine months ended September 30, 2013, in conjunction with the Series A preferred stock financing (see Note 8), the Company issued warrants for 2,117,000 underlying shares, consisting of warrants for 900,000 underlying shares of common stock and warrants for 1,217,000 underlying shares of Series A preferred stock to the placement agents. Both warrants have a term of ten years. The strike price for the common stock warrants is $0.01 per share and the strike price for the Series A preferred stock warrants is $1.00 per share.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

The 988,663 warrants issued during the six months ended June 30, 2013 were valued using the Black-Scholes option pricing model.  The following weighted average assumptions were used for warrants issued; risk free interest rates of 2.57%; expected dividend yield of 0%; expected term of 10 years and expected volatility of 106.0%.  The weighted average remaining life of the warrants at June 30, 2013 was assumed to be 10 years. The total calculated fair value of the warrants as of June 30, 2013 is $896,921.

The 1,128,337 warrants issued during the three months ended September 30, 2013 were valued using the Black-Scholes option pricing model.  The following weighted average assumptions were used for these warrants; risk free interest rates of 2.82%; expected dividend yield of 0%; expected term of 10 years and expected volatility of 105.3%.  The weighted average remaining life of these warrants at September 30, 2013 was assumed to be 10 years. The total calculated fair value of these warrants as of September 30, 2013 is $1,025,666.

Of the $1,922,587 total fair value of warrants issued during the nine months ended September 30, 2013, $806,428 has decreased Preferred Stock and increased paid-in-capital in the balance sheet.

Note 10 – Stock Options:

Before the Reverse Merger, our Board of Directors adopted, and our stockholders approved, our 2013 Equity Incentive Plan (the “2013 Plan”), which provides for the issuance of incentive awards of up to 7,000,000 shares of the Company’s common stock to officers, key employees, consultants and directors. Upon the closing of the Reverse Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued. Of these options: 1. 3,500,000 options were issued to founding stockholders and 54,404 were granted to a consultant, each with a term of ten years, exercisable at $1.75 per common share, 100% of these options vested on date of grant; 2. 1,050,000 options were issued to four directors (or their affiliates) and 250,000 to a consultant with a term of ten years, exercisable at $1.00 per common share, which vest 20% per year for each of five years after the date of grant, and; 3. 300,000 options were granted to a consultant with a term of ten years, exercisable at $1.00 per common share which vested 20% on date of grant and vest 20% per year over the next four years. These options were issued in conversion of options issued by NBI on February 28, 2013.

A summary of the Company’s stock option activity for the nine months ended September 30, 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2012	0
Options granted	5,154,404	$1.52
Options canceled	0	0
Options exercised	0	0
Outstanding at September 30, 2013	5,154,404	$1.52
Options exercisable	3,676,751	$1.73

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2013 was approximately 9.90.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method. The fair value of stock options was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 105.25%; Risk-free interest rate 2.82%; weighted average grand date fair value of $0.82 for options exercisable at $1.00 per common share and $0.80 for options exercisable at $1.75 per common share.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

The total stock option-based compensation recorded as operating expense was approximately $2.9 million for the three months and nine months ended September 30, 2013 and from inception to September 30, 2013. Approximately $0.1 million of the expense is classified as research and development and the remaining approximately $2.8 million of stock option-based compensation expense was classified as general and administrative expense.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock and preferred stock reserved for future issuances consisted of the following at September 30, 2013:

	Common Stock Reserved	Preferred Stock Reserved
Common stock warrants outstanding	900,000
Preferred stock warrants outstanding	1,217,000	1,217,000
Common stock options outstanding	5,154,404	0
Conversion of Series A preferred stock	23,000,000
Total	30,271,404	1,217,000

Note 12 – Subsequent Events:

The Company’s management has evaluated the effects of events occurring through November 14, 2013, the date these financial statements were available to be issued.

On October 1, 2013, the Company executed a four-year employment agreement, effective October 1, 2013, with its Chief Financial Officer. This agreement provides for an annual salary of $240,000 which shall increase to an annual salary of $275,000 beginning January 1, 2015. In addition, the agreement provides for a $35,000 bonus for year ended December 31, 2013, a $50,000 bonus for year ended December 31, 2014 and a targeted bonus of 50% of base salary for all subsequent years. In addition, on October 1, 2013 the Board granted a qualified stock option to the CFO under the Company’s 2013 Equity Incentive Plan to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On October 4, 2013, the Company completed its Series A preferred stock offering through a private placement of 1,080,000 shares of its Series A preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $1,080,000 (before deducting placement agent fees and expenses of the offering). The Company agreed to pay the placement agent in the offering a cash commission of 10% of the gross funds raised from investors in the PPO. In addition, the placement agent received (a) for the first $12,000,000 of gross PPO proceeds, (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of Common Stock equal to 7.5% of the number of shares of Series A preferred stock sold to investors introduced by it, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A preferred stock equal to 2.5% of the number of shares of Series A preferred stock sold to investors introduced by it, with a per share exercise price of $1.00; and (b) on gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A preferred stock equal to 10% of the number of shares of Series A preferred stock sold to investors introduced by it, with an exercise price of $1.00 per share (collectively, the “Agent Warrants”). As a result of the foregoing, the placement agent was paid an aggregate commission of $108,000 and was issued Agent Warrants to purchase 108,000 shares of the Company’s Series A preferred stock based upon the continuation of this raise of Series A. preferred stock and that the placement agent had previously received the maximum of 900,000 common stock warrants.

Neurotrope, Inc.
formerly BlueFlash Communications, Inc.)
A Development Stage Company)
Notes to Interim Financial Statements
Nine Months Ended September 30, 2013 and the Period
from October 31, 2012 (Inception) through September 30, 2013 (unaudited)

On October 18, 2013, the Board of Directors of the Company increased the size of our Board of Directors from five to six members and appointed Paul E. Freiman to fill the vacancy so created, to serve until the next annual meeting of shareholders or until his successor is duly elected and qualified. On the same date, the Board granted a non-qualified stock option to Mr. Freiman under the Company’s 2013 Equity Incentive Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.50 per share, the last sale price for the common stock as quoted on the OTC Markets on the date of grant. The option will vest 20% per year for each of five years after the date of grant (subject to acceleration of vesting upon a change of control of the Company).

On November 8, 2013, Ralph Bean resigned as a director of the Company.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with the Company’s historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

The following discussion highlights the Company’s results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the Company’s unaudited financial statements contained in this Report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

References in this section to “Neurotrope,” “we,” “us,” “our,” “the Company” and “our Company” refer to Neurotrope, Inc., and its consolidated subsidiary, Neurotrope BioScience, Inc. (“NBI”).

The audited financial statements for our fiscal years ended December 31, 2012 and the unaudited financial statements for our three and nine months ended September 30, 2013 include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these audited financial statements. All such adjustments are of a normal recurring nature.

Overview

NBI was founded as a Delaware corporation in October 2012. Activities since the Company’s inception through September 30, 2013, were devoted primarily to the development and commercialization of Alzheimer’s Disease (“AD”) diagnostics and related therapeutic products for large and growing markets using innovative patented technology licensed from The Blanchette Rockefeller Bioscience Institute (“BRNI”). This BRNI licensed technology has been under development since 1999 and has been financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institute of Health and individual philanthropists.

On August 23, 2013, a wholly owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”), merged (the “Merger”) with and into NBI. NBI was the surviving corporation in the Merger and became the Company’s wholly owned subsidiary. All of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

As a result of the Merger, Neurotrope, Inc., discontinued its pre-Merger business and acquired the business of NBI, and will continue the existing business operations of NBI as a publicly-traded company. A discussion of the pre-Merger financial results of Neurotrope, Inc., is not pertinent, and under applicable accounting principles the historical financial results of Neurotrope BioScience, the accounting acquirer in the Merger, prior to the Merger are considered the historical financial results of the Company.

As of September 30, 2013, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure through utilizing its strategic alliances, specifically with BRNI. The Company did not, as of that date, realize any revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Strategy

One of the central tenets developed by BNRI is that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. This process occurs by an improvement in nerve cell viability and synaptic function through activation of an enzyme called protein kinase C (PKC). This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCepsilon (aka PKCε) variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCepsilon in aging subjects is thought to be once of main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a very central role for PKCepsilon in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

The flagship product in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in 1,200 patients at the National Cancer Institute (“NCI”) for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these in-human trials.

BRNI discovered that at a much lower dose than that which was used in these anticancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. Activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies. Through the licenses forged between BRNI and Neurotrope, Neurotrope in turn has access to this same information to be used in our own research and regulatory programs.

The Company’s strategy is to efficiently utilize BRNI’s proprietary and patented technologies to further the development of those technologies toward commercializing a diagnostic and a therapeutic product for AD and potentially utilize these technologies to diagnose and treat other neurological diseases.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to valuation of long-lived assets, our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

The Company began operations in October 2012. As a result, no comparable financial information is applicable and information is presented only for the three and nine months ended September 30, 2013.

Three Months ended September 30, 2013

Revenues

The Company has not generated any revenues for the three months ended September 30, 2013.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2013 were $4,470,938. Most significantly, during this period, the Company incurred related party research and development expenses for its ongoing development of its future diagnostic testing and pharmaceutical products in collaboration with BRNI, administrative expenses to manage the Company’s business and non-cash expenses associated with the issuance of stock-based compensation.

Research and Development Expenses

For the three months ended September 30, 2013, the Company incurred $137,123 to BRNI for ongoing research and development principally relating to the development of the Company’s diagnostic product.

General and Administrative Expenses

The Company incurred related party general and administrative expenses totaling $3,454,428 for the three months ended September 30, 2013. Of this amount, $2.8 million related to issuance of stock options as a non-cash expense, $520,252 was paid to BRNI as a prepaid royalty against future royalties payable to BRNI upon commercialization of licensed technologies, $98,589 was incurred for salaries, taxes, insurance, travel expenses and accrued vacation of our Chief Executive Officer, $27,000 was paid to our Chairman for services provided to the Company and $5,790 was incurred for travel, insurance and other administrative expenses associated with Company operating activities.

The Company incurred $879,387 of other general and administrative expenses for the three months ended September 30, 2013. $427,943 was incurred for legal expenses, principally relating to the BRNI licensing agreement and for the closing of the Company’s merger and private placement financing, $64,707 was incurred for professional fees associated with financial and accounting advisory services, $209,390 was incurred for outside operations consulting services, $125,688 was incurred for issuance of stock options as a non-cash expenses, $21,020 was incurred for accounting services and $30,639 was incurred for office supplies, insurance, license fees, filing costs and other expenses.

Nine Months ended September 30, 2013

Revenues

The Company has not generated any revenues for the nine months ended September 30, 2013.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2013 were $5,796,483. Most significantly, during this period, the Company incurred related party research and development expenses for its ongoing development of its future diagnostic testing and pharmaceutical products in collaboration with BRNI, administrative expenses to manage the Company’s business and non-cash expenses associated with the issuance of stock-based compensation..

Research and Development Expenses

For the nine months ended September 30, 2013, the Company incurred $456,017 to BRNI for ongoing research and development principally relating to the development of the Company’s diagnostic product. Of these expenses, $51,200 was incurred to fund an ongoing compassionate use trial of the Company’s AD therapeutic product under development.

General and Administrative Expenses

The Company incurred related party general and administrative expenses totaling $4,114,754 during the nine months ended September 30, 2013. Of this amount, $2.8 million related to issuance of stock options as a non-cash expense, $990,150 was paid to BRNI as a prepaid royalty against future royalties payable to BRNI upon commercialization of licensed technologies, $216,266 was incurred for salaries, taxes, insurance, travel expenses and accrued vacation of our Chief Executive Officer, $42,972 was incurred for financial and business development consulting expenses, $27,000 was paid to our Chairman for services provided to the Company and $35,570 was incurred for travel, insurance and other administrative expenses associated with Company operating activities.

The Company incurred $1,225,712 of other general and administrative expenses for the nine months ended September 30, 2013. $581,562 was incurred for legal expenses, principally relating to the BRNI licensing agreement and for the closing of the Company’s merger and private placement financing, $156,907 was incurred for professional fees associated with financial and accounting advisory services, $291,738 was incurred for outside operations consulting services, $125,688 was incurred for issuance of stock options as a non-cash expenses, $31,433 was incurred for accounting services and $38,383 was incurred for office supplies, insurance, license fees, filing costs and other expenses.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to negotiating the license agreement with BRNI and using BRNI’s resources to further the development of the Company’s diagnostic and therapeutic products toward commercialization while conducting business planning and recruiting executive management. Accordingly, the Company is considered to be in the development stage.

Cash and Working Capital

Since inception, the Company incurred negative cash flows from operations. As of September 30, 2013, the Company had an accumulated deficit of $7,424,276 and had working capital of $15,516,849 as compared to a working capital deficit of $1,437,793 as of December 31, 2012. The $16,954,642 increase in working capital was primarily attributable to the Company’s private placements of 20,178,000 shares of Series A convertible, redeemable preferred stock (“Series A”) sold at $1.00 per share in February, May and August of 2013, providing total net proceeds (after commissions and prepaid royalties) of approximately $18.8 million, offset by cash operating losses incurred by the Company for the nine months ended September 30, 2013.

Sources and Uses of Liquidity

Since inception, the Company has satisfied its operating cash requirements from the private placement of Series A sold principally to outside investors.

In February, 2013, through a private placement, the Company issued 9,073,300 shares of Series A at $1 per share, resulting in gross proceeds of $9,073,300. In connection with the closing of the private placement, the Company paid a placement agent $882,330. In May, 2013, the Company issued an additional 1,313,325 shares of Series A, resulting in gross proceeds of $1,313,325, on which the Company paid a placement agent $131,332. In August, 2013, through an additional private placement, the Company issued 11,533,375 of Series A at $1 per share, resulting in gross proceeds of $11,533,375. In connection with the closing of the private placement, the Company paid a placement agent $1,128,338. Further, the NBI became a wholly-owned subsidiary of a publicly traded company in the Merger, which management believes will provide additional alternatives to issue securities and raise capital in the future. Further, the Company merged with a publicly traded company which will provide additional alternatives to issue securities and raise capital in the future.

With the proceeds from the private placements of Series A, management believes the Company has sufficient capital to fund the Company for at least the next 24 to 36 months of operations under its current product development plans. During the next two years, we expect to spend approximately $8 million on development of both our AD diagnostic and therapeutic products. With these expenditures, we anticipate launching our commercialized AD diagnostic product and conducting significant clinical trials on our AD therapeutic. We expect to also incur approximately $4 million in general and administrative costs in that period to support our ongoing research and development expenses and our expenses associated with being a publicly traded company. [Management believes the Company will generate revenues through commercialization of its diagnostic product within the next 36 months.] The Company is contemplating raising an additional $25 million to further its product development. This fundraising has not yet been initiated, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

Pursuant to a statement of work signed with BRNI on August 28, 2013, we are obligated to pay BRNI a total of $1,645,470 in twelve equal monthly installments of $137,123, payable on the first business day of each month. In addition, we have agreed to pay an estimated $877,300 in external costs to complete the first clinical trial of its AD diagnostic.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2013.

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

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2013, the Company’s prior management identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and the Company’s current management has initiated, or plans to initiate, series of certain measures to address these material weaknesses. The Company is working as quickly as possible to implement these initiatives.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially negatively affected, or is reasonably likely to materially negatively affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

There are no material changes from risk factors as previously disclosed in Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as reported in our Current Reports on Form 8-K and as set forth below, we have not sold any of our equity securities during the period covered by this Report.

On September 24, 2013, we issued 40,000 shares of our common stock to a consultant for services to be performed under a written agreement. This issuance was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

On November 8, 2013, Ralph Bean resigned as a director of the Company.  To the Company’s knowledge, Mr. Bean’s resignation did not arise from any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

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

Dated: November 14, 2013	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

