Form 10-Q
period 2014-03-31
Neurotrope, Inc.
filed 2014-05-15
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes ☐  No ☒

As of May 14, 2014, there were 21,889,006 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements for the three months ended March 31, 2014 (unaudited)

	Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)	4

	Condensed Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013, and for the period from October 21, 2012 (inception) to March 31, 2014 (unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the period from October 21, 2012 (inception) to March 31, 2014 (unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and for the period from October 21, 2012 (inception) to March 31, 2014 (unaudited)	7

	Notes to Unaudited Condensed Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	23

Item 1A.	Risk Factors.	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3.	Defaults Upon Senior Securities.	23

Item 4.	Mine Safety Disclosures.	23

Item 5.	Other Information.	23

Item 6.	Exhibits.	24

	Signatures	25

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan”, “anticipate”, “believe”, “estimate”, “should”, “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward - looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS
Cash	$13,569,519	$15,211,744
Prepaid expenses	78,469	87,059
TOTAL CURRENT ASSETS	13,647,988	15,298,803

TOTAL ASSETS	$13,647,988	$15,298,803

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses - related party	$115,148	$251,779
Accounts payable and accrued expenses	162,030	156,637
TOTAL CURRENT LIABILITIES	277,178	408,416

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized;
22,851,000 and 23,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively.
Liquidation preference of $22,851,000 plus dividends accruable at 8% per annum of $1,471,050 at March 31, 2014.
Liquidation preference of $23,000,000 plus dividends accruable at 8% per annum of $1,023,616 at December 31, 2013.	19,811,194	19,943,572

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value; 21,889,006 issued and outstanding at March 31, 2014; 21,740,006 shares issued and outstanding at December 31, 2013	2,189	2,174
Additional paid-in capital	4,277,290	3,974,007
Deficit accumulated during the development stage	(10,719,863)	(9,029,366)

TOTAL SHAREHOLDERS' DEFICIT	(6,440,384)	(5,053,185)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$13,647,988	$15,298,803

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from October 31, 2012 (inception) to March 31, 2014

OPERATING EXPENSES:
Research and development - related party	$651,859	$-	$3,002,994
General and administrative - related party	93,763	438,686	4,652,639
General and administrative	949,304	79,805	3,067,868
TOTAL OPERATING EXPENSES	1,694,926	518,491	10,723,501

OTHER INCOME:
Interest income	4,429	-	5,807
Net loss before income taxes	(1,690,497)	(518,491)	(10,717,694)
Provision for income taxes	-	-	-
Net loss	$(1,690,497)	$(518,491)	$(10,717,694)

PER SHARE DATA:
Basic and diluted loss per common share	$(0.08)	$(0.02)
Basic and diluted weighted average common shares outstanding	21,881,000	21,690,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance, October 31, 2012 (Inception)	2,690,400	$269	$-	$(269)	$-

Issuance of common stock	19,000,006	1,900	-	(1,900)	-

Net loss	-	-	-	(1,437,793)	(1,437,793)

Balance, December 31, 2012	21,690,406	2,169	-	(1,439,962)	(1,437,793)

Issuance of common stock for consulting fees	49,600	5	44,635	-	44,640

Stock based compensation	-	-	3,122,944	-	3,122,944

Issuance of common stock warrants	-	-	806,428	-	806,428

Net loss	-	-	-	(7,589,404)	(7,589,404)

Balance December 31, 2013	21,740,006	2,174	3,974,007	(9,029,366)	(5,053,185)

Conversion of Series A preferred stock to common stock	149,000	15	132,363	-	132,378

Stock based compensation	-	-	170,920	-	170,920

Net loss	-	-	-	(1,690,497)	(1,690,497)

Balance, March 31, 2014	21,889,006	$2,189	$4,277,290	$(10,719,863)	$(6,440,384)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from
			October 31,
	Three Months	Three Months	2012
	ended	ended	(inception) to
	March 31, 2014	March 31, 2013	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,690,497)	$(518,491)	$(10,717,694)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	170,920	-	3,293,864
Consulting services paid by issuance of common stock	-	-	44,640
Change in assets and liabilities
Decrease (Increase) in prepaid expenses	8,590	(1,500)	(78,469)
(Decrease) increase in accounts payable and accrued expenses - related party	(136,631)	(16,225)	115,148
(Decrease) increase in accounts payable and accrued expenses	5,393	(188,780)	162,030
Total adjustments	48,272	(206,505)	3,537,213
Net Cash Used by Operating Activities	(1,642,225)	(724,996)	(7,180,481)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net of transaction costs	-	8,190,970	20,750,000
Repayment of advances from related party	-	(3,195)	-

Net Cash Provided by Financing Activities	-	8,187,775	20,750,000

NET (DECREASE) INCREASE IN CASH	(1,642,225)	7,462,779	13,569,519

CASH AT BEGINNING OF PERIOD	15,211,744	-	-

CASH AT END OF PERIOD	$13,569,519	$7,462,779	$13,569,519

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$132,378	$-	$-

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Planned Business:

References in these notes to the unaudited consolidated financial statements to “Neurotrope, Inc.,” “we,” “us,” “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope Biosciences, Inc. (“NBI”). NBI was incorporated in Delaware on October 31, 2012. NBI was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s Disease. NBI plans to collaborate with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to the licensed technology transferred to the Company on February 28, 2013 (see Note 2).

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

Note 2 – Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Note 3 – Contractual Commitments:

From January 1, 2013 through February 28, 2013, the Company compensated its President under an independent contractor agreement at the rate of $20,833 per month (see Note 4). On February 25, 2013, the Company executed a four-year employment agreement, effective March 1, 2013, with its President. This agreement provides for an annual salary of $250,000 and annual bonus of $50,000, which shall increase to an annual salary of $300,000 and an annual bonus of $100,000 effective as of the later of (a) February 28, 2015 or (b) the closing by the Company of a Series B Preferred Stock financing.

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat also received to an option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option shall be deemed to have vested with respect to 20% of the shares as of February 28, 2013, and the balance shall vest on a daily basis over the four-year period beginning on February 28, 2013. An entity related to Ramat purchased one million shares of Series A preferred stock on the effective date of this agreement.

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

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.  At March 31, 2014, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the patent portfolio which do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2014 and December 31, 2013.

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

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through December 31, 2013.

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

Stock Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period on over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Note 5 – Related Party Transactions:

A director of the Company is both the president and a director of BRNI. These current and former directors are stockholders of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”) that currently owns 41.2% of the Company's outstanding common stock.

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

In addition to the fees under the services reimbursement and scope of work agreements, the Agreement requires the Company to pay BRNI a “Fixed Research Fee”, commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (i) a pro- rata amount of $1,000,000 in the year the Company completes such financing (ii) $1,000,000 per year for five calendar years subsequent to such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the Agreement. The Company had not completed this Series B Financing at March 31, 2014 and, accordingly, no such fee was due as of that date.

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

On August 21, 2013, the Company and BRNI amended the Technology License and Services Agreement to clarify certain provisions.

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Effective November 13, 2013, the Company agreed to an SOW with BRNI pursuant to its licensing agreement (Noted Above) whereas the Company has contracted for the further development of its AD therapeutic product. Pursuant to the SOW, the Company paid BRNI $251,939 for related personnel and research services. The Company has expensed this entire amount in year ended December 31, 2013.

On March 12, 2014, the Company signed an SOW with BRNI to continue pre-clinical activities relating to the commercialization of the Company’s therapeutic product. The Company is obligated to pay BRNI a total of $465,000. Of this amount, the Company has paid $358,470 as of May 2014, the remaining $106,530 to be paid upon the completion, by BRNI, of certain activities relating to: transferring test materials; bio-analytical testing; contracting with a suitable contract research organization; completion of testing assays, and; finalizing a clinical study protocol.

Note 6 – Common Stock:

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

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

During the quarter ended March 31, 2014, two holders Series A of Preferred Stock, totaling 149,000 shares of Preferred Stock, converted that Preferred Stock into 149,000 shares of Common Stock.

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

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

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

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

On August 21, 2013, NBI increased its authorized shares of preferred stock to 50,000,000 shares.  As a result, the Company had a sufficient number of preferred shares to close the August 23, 2013 private placement.

Note 8 – Stock Options:

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

On January 23, 2014, the Company issued 300,000 options under the 2013 Plan to three employees, each with a term of ten years, exercisable at $1.76 per common share. 125,000 of these options vest 25% per year, with accelerated vesting of 25% upon a termination without cause or for good reason, with the remaining 175,000 vesting 20% per year. On March 21, 2014, the Company issued 30,000 options under the 2013 Plan to one employee with a term of ten years, exercisable at $2.30 per common share and vests 20% per year.

Neurotrope, Inc.

(a Development Stage Company)

Notes to Unaudited Condensed Consolidated Financial Statements

A summary of the Company’s stock option activity during the three months ended March 31, 2014 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	6,249,952	$1.48
Options granted	330,000	$1.81
Options exercised	0	0
Outstanding at March 31, 2014	6,579,952	$1.50
Options exercisable	3,863,363	$1.70

The weighted-average remaining contractual term of options exercisable and outstanding at March 31, 2014 was approximately 9.40.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the three months ended March 31, 2014 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 99.75%; Risk-free interest rate 2.73%; weighted average grant date fair value of $1.63 per common share.

The total stock option-based compensation recorded as operating expense was approximately $171,000 for the three months ended March 31, 2014 and $3.3 million from inception to March 31, 2014. All of the stock option-based compensation expense was classified as general and administrative expense. As of March 31, 2014, unrecognized stock option-based compensation was $2,773,747.

Note 9 – Common and Preferred Stock Reserved for Future Issuances:

Common stock and preferred stock reserved for future issuances consisted of the following at March 31, 2014:

	Common Stock Reserved	Preferred Stock Reserved
Common stock warrants outstanding	900,000
Preferred stock warrants outstanding	1,217,000	1,217,000
Common stock options outstanding	6,579,952	0
Conversion of Series A preferred stock	22,851,000	0
Total	31,547,952	1,217,000

ITEM 2.	MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following management’s discussion and analysis should be read in conjunction with the Company’s historical financial statements and the related notes thereto. The management’s discussion and analysis contains forward-looking statements, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. When used, the words “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect” and the like, and/or future tense or conditional constructions (“will,” “may,” “could,” “should,” etc.), or similar expressions, identify certain of these forward-looking statements. These forward-looking statements are subject to risks and uncertainties, including those under “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the SEC, that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements. The Company’s actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of several factors. The Company does not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

On August 23, 2013, a wholly owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”) merged (the “Merger”) with and into Neurotrope BioScience, Inc. (“Neurotrope Bioscience”). Neurotrope BioScience was the surviving corporation in the Merger and became the Company’s wholly owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis. As the result of the Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the business of developing two product platforms, including a drug candidate called bryostatin for the treatment of Alzheimer’s Disease (“AD”) and, potentially, a diagnostic test for AD, a discussion of the past financial results of Neurotrope, Inc. (formerly BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Merger, are considered the historical financial results of the Company.

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

Basis of Presentation

References in this section to “Neurotrope,” “we,” “us,” “our,” “the Company” and “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope BioScience.

The unaudited financial statements, for our fiscal quarters ended March 31, 2014 and 2013, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Overview

Neurotrope Bioscience was founded as a Delaware corporation in October 2012. Activities since the Company’s inception through March 31, 2014, were devoted primarily to the development and commercialization of Alzheimer’s Disease (“AD”) therapeutic products related diagnostics for large and growing markets using innovative licensed patented technology. This technology, licensed by us from Blanchette Rockefeller Neurosciences Institute (“BRNI”), has been under development since 1999 and has been financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institute of Health and individual philanthropists up until March 2013.  From March 2013 forward, the licensed technology has been funded principally through collaboration by BRNI with Neurotrope Bioscience. (See the description of Neurotrope Bioscience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.”)

As of March 31, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure through utilizing its strategic alliances, specifically with BRNI. The Company did not, as of that date, realize any revenues from its planned principal operations. Accordingly, the Company is considered to be in the development stage.

Strategy

One of the central tenets developed by BRNI is that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. This process occurs by an improvement in nerve cell viability and synaptic function through activation of an enzyme called protein kinase C (PKC). This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCepsilon (aka PKCε) variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCε in aging subjects is thought to be once of main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a very central role for PKCε in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

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

It was discovered that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. Activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which Neurotrope, in turn, has access under the License Agreement to be used in our own research and regulatory programs.

Since licensing the AD diagnostic technology from BRNI, we have conducted extensive analysis of the underlying technology and commercial sales potential of an AD diagnostic product.  Based upon our analyses to date and our current resources, our Board of Directors may decide that allocation of future expenditures relating to the AD diagnostic product (beyond completion of our existing statement of work with BRNI for development of the diagnostic) may be better spent on development of bryostatin in the treatment of AD.  As such, we are continuing to evaluate our original timeline for commercialization of the diagnostic product to insure the budget to develop bryostatin for the treatment of AD is fully funded over next 24 months.  This on-going process could result in a delay of development of the diagnostic product.

The Company’s strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic and, potentially, a diagnostic product for AD and potentially utilize these technologies to diagnose and treat other neurological diseases.  We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Three months ended March 31, 2014

Revenues

The Company has not generated any revenues for the three months ended March 31, 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2014 were $1,694,926 versus $518,491 for the three months ended March 31, 2013, an increase of 227%. The increase in operating expenses is due primarily to several factors including the acceleration of product research and development activities, relating to its collaboration with BRNI, to treating and diagnosing neurodegenerative diseases, general and administrative expenses for salaries, overhead and public company-related activities.

Research and Development Expenses

For the three months ended March 31, 2014, the Company incurred $651,859 of research and development expenses versus $0 for the three months ended March 31, 2013. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of the Company’s therapeutic and diagnostic products. Of these expenses, for the three months ended March 31, 2014, $411,369 related to the continuing development of the Company’s AD diagnostic product, $125,342 related to the development of the Company’s AD therapeutic product, and $115,148 was incurred for patent expenses associated with the two licensed technology platforms from BRNI.

General and Administrative Expenses

The Company incurred related party general and administrative expenses totaling $93,763 and $438,686 for the three months ended March 31, 2014 and 2013, respectively, a decrease of 79%. The decrease is primarily attributable to the payment of a royalty of $409,549 to BRNI and $29,137 paid to consultants during the three month period ended March 31, 2013. For the three months ended March 31, 2014, the Company incurred $66,763 related to issuance of stock options as a non-cash expense and $27,000 was paid to our Chairman for services provided to the Company.

The Company incurred $949,304 and $79,805 of other general and administrative expenses for the three months ended March 31, 2014 and 2013, respectively, an increase of approximately 1,090%. Of the amounts for the three months ended March 31, 2014, $390,102 was incurred for wages, vacation pay and taxes, for six employees, versus $45,666 for one employee for the comparable 2013 period, $137,706 for ongoing legal expenses versus $30,089 for the comparable 2013 period, $191,584 was incurred for outside operations consulting services versus $5,016 for the comparable 2013 period, $61,240 was incurred for travel expenses, versus $1,594 for the comparable 2013 period, $20,630 was incurred for investor relations services, $18,560 was incurred for professional fees associated with financial and accounting advisory services, $104,157 for issuance of stock options as a non-cash expense, and $25,326 was incurred for office supplies, insurance, license fees, filing costs, advertising and other versus $1,440 for dues, licenses and supplies for the comparable 2013 period.

Other Income

The Company earned $4,429 of interest income for the three months ended March 31, 2014 on funds temporarily deposited in an interest bearing money market account versus $0 for the three months ended March 31, 2013.

Net loss and earnings per share

The Company incurred losses of $1,690,497 and $518,491 for the three months ended March 31, 2014 and 2013, respectively. The increased loss was primarily due to the Company’s increased activities and new employee hiring during the current period. Earnings per share was ($0.08) and ($0.02) for the three months ended March 31, 2014 and 2013, respectively. The increase in loss per share is primarily attributable to the increase in the Company’s operating loss for the current period.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to negotiating the License Agreement and using BRNI’s resources to further the development of the Company’s therapeutic and diagnostic products toward commercialization while conducting business planning and recruiting executive management. Accordingly, the Company is considered to be in the development stage.

Cash and Working Capital

Since inception, the Company incurred negative cash flows from operations. As of March 31, 2014, the Company had an accumulated deficit of $10,719,863 and had working capital of $13,370,810 as compared to working capital of $14,890,387 as of December 31, 2013. The $1,519,577 decrease in working capital was attributable to the Company’s expenditures relating to development of a therapeutic and diagnostic product and general and administration expenses which resulted in a net loss of $1,690,497 offset by non-cash expenses of $170,920 for the three months ended March 31, 2014.

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

As of March 31, 2014, the Company had cash and cash equivalents totaling $13.6 million, which decreased to approximately $12.6 million as of the date of this report. With the proceeds from the private placements of Series A, management believes the Company has sufficient capital to fund the Company for at least the next 18 to 24 months of operations under its current product development plans.  However, if our operating plan changes or we incur significant unanticipated expenses, we may require additional capital before this timeframe.  During the next two years, we expect to spend up to approximately $10.5 million on development of both our AD diagnostic and therapeutic products. With these expenditures, we anticipate launching our commercialized AD diagnostic product and conducting significant clinical trials on our AD therapeutic. We expect to also incur up to approximately $6.0 million in general and administrative costs in that period to support our ongoing research and development expenses and our expenses associated with being a publicly traded company. Management believes the Company will generate revenues through commercialization of its diagnostic product within the next 36 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities; at this time no additional fundraising has been initiated, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

Pursuant to a statement of work signed with BRNI on August 28, 2013, we are obligated to pay BRNI a total of $1,645,470 in twelve equal monthly installments of $137,123, payable on the first business day of each month, commencing September 2013. In addition, we have agreed to pay an estimated $877,300 in external costs to complete the first clinical trial of its AD diagnostic.  As of March 31, 2014, up to approximately $1.6 million remained potentially payable under this SOW.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2014.

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

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our management has identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and has initiated, or plans to initiate, certain measures to address these material weaknesses. The Company is working as quickly as possible to implement these initiatives.

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

ITEM 1A.	RISK FACTORS.

Other than as described in Item 5 below, there are no material changes from the risk factors as previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we reported that in March 2014 we were made aware that the National Cancer Institute (“NCI”) withdrew its investigational new drug application (“IND”) supporting the use of bryostatin for cancer treatment in 2011 because it did not intend to pursue additional studies under the IND.  The IND of Blanchette Rockefeller Neurosciences Institute (“BRNI”) supporting the use of bryostatin for treatment of patients with Alzheimer's Disease cross-referenced the NCI IND for certain information, including manufacturing and controls information, nonclinical toxicology studies and clinical safety data.  We reported that BRNI was in discussions with both the NCI and the U.S. Food and Drug Administration (“FDA”) to confirm that the NCI’s withdrawal of its IND would not prevent BRNI from conducting its planned protocols and trials.

On April 18, 2014, BRNI received a written confirmation from the FDA that BRNI may proceed with both the single patient compassionate use protocol and with the planned single dose clinical trial described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013. However, continued development of bryostatin as a potential therapeutic for Alzheimer’s disease will require successful completion of a standard battery of nonclinical studies, including toxicology and genotoxicity studies, typically performed in advance of non-cancer clinical trials.

ITEM 6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101	Interactive Data Files of Financial Statements and Notes.

101.ins	Instant Document

101.sch	XBRL Taxonomy Schema Document

101.cal	XBRL Taxonomy Calculation Linkbase Document

101.def	XBRL Taxonomy Definition Linkbase Document

101.lab	XBRL Taxonomy Label Linkbase Document

101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2014	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer
(Principal Financial and Accounting Officer)

