Form 10-Q
period 2014-06-30
Neurotrope, Inc.
filed 2014-08-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

(914) 295-2765

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 11, 2014, there were 21,889,006 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30,	December 31,
	2014	2013
CURRENT ASSETS
Cash	$11,951,758	$15,211,744
Prepaid expenses	95,456	87,059

TOTAL CURRENT ASSETS	12,047,214	15,298,803

TOTAL ASSETS	$12,047,214	$15,298,803

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses - related party	$-	$251,779
Accounts payable and accrued expenses	537,752	156,637

TOTAL CURRENT LIABILITIES	537,752	408,416

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized;
22,851,000 and 23,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.
Liquidation preference of $22,851,000 plus dividends accruable at 8% per annum of $1,931,826 at June 30, 2014.
Liquidation preference of $23,000,000 plus dividends accruable at 8% per annum of $1,023,616 at December 31, 2013.	19,811,194	19,943,572

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
21,889,006 issued and outstanding at June 30, 2014;
21,740,006 shares issued and outstanding at December 31, 2013	2,189	2,174
Additional paid-in capital	4,442,854	3,974,007
Accumulated deficit	(12,746,775)	(9,029,366)

TOTAL SHAREHOLDERS' DEFICIT	(8,301,732)	(5,053,185)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,047,214	$15,298,803

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Research and development - related party	$1,063,228	$318,894	$411,369	$318,894
Research and development	405,968	-	405,968	-
General and administrative - related party	188,267	660,327	94,504	221,641
General and administrative	2,068,829	346,324	1,119,525	266,519

TOTAL OPERATING EXPENSES	3,726,292	1,325,545	2,031,366	807,054

OTHER INCOME:
Interest income	8,883	-	4,454	-

Net loss before income taxes	(3,717,409)	(1,325,545)	(2,026,912)	(807,054)

Provision for income taxes	-	-	-	-

Net loss	$(3,717,409)	$(1,325,545)	$(2,026,912)	$(807,054)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.17)	$(0.06)	$(0.09)	$(0.04)

Basic and diluted weighted average common shares outstanding	21,765,000	21,690,000	21,889,000	21,690,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statements of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	21,740,006	2,174	3,974,007	(9,029,366)	(5,053,185)

Conversion of Series A preferred stock to common stock	149,000	15	132,363	-	132,378

Stock based compensation	-	-	336,484	-	336,484

Net loss	-	-	-	(3,717,409)	(3,717,409)

Balance, June 30, 2014	21,889,006	$2,189	$4,442,854	$(12,746,775)	$(8,301,732)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	ended	ended
	June 30, 2014	June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,717,409)	$(1,325,545)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	336,484	-
Consulting services paid by issuance of common stock	-	-
Change in assets and liabilities
Increase in prepaid expenses	(8,397)	(26,500)
Decrease in accounts payable
and accrued expenses - related party	(251,779)	(253,445)
Increase (decrease) in accounts payable and accrued expenses	381,115	(102,378)
Total adjustments	457,423	(382,323)

Net Cash Used by Operating Activities	(3,259,986)	(1,707,868)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net of transaction costs	-	9,372,972
Repayment of advances from related party	-	(3,203)

Net Cash Provided by Financing Activities	-	9,369,769

NET (DECREASE) INCREASE IN CASH	(3,259,986)	7,661,901

CASH AT BEGINNING OF PERIOD	15,211,744	-

CASH AT END OF PERIOD	$11,951,758	$7,661,901

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$132,378	$-

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Planned Business:

References in these notes to the unaudited consolidated financial statements to “Neurotrope, Inc.,” “we,” “us,” “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope Biosciences, Inc. (“NBI”). NBI was incorporated in Delaware on October 31, 2012. NBI was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease. NBI is collaborating with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to the licensed technology transferred to the Company on February 28, 2013 (see Note 5).

On August 23, 2013, a wholly owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged (the “Reverse Merger”) with and into NBI. NBI was the surviving corporation in the Reverse Merger and became the Company’s wholly owned subsidiary. All of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

The Reverse Merger is being accounted for as a reverse-merger and recapitalization with NBI as the acquirer for financial reporting purposes and Neurotrope, Inc. as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Reverse Merger are those of NBI and are recorded at the historical cost basis of NBI and the consolidated financial statements after completion of the Reverse Merger include the assets and liabilities of NBI and Neurotrope, Inc., and the historical operations of Neurotrope, Inc. and NBI from the closing date of the Reverse Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the Reverse Merger on the basis of the 1:1 exchange ratio on the Reverse Merger date.

As a result of the Reverse Merger, Neurotrope, Inc. discontinued its pre-Reverse Merger business and acquired the business of NBI, and will continue the existing business operations of NBI as a publicly-traded company.

Note 2 – Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for the interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the three and six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2014.

Note 3 – Contractual Commitments:

From January 1, 2013 through February 28, 2013, the Company compensated its President under an independent contractor agreement at the rate of $20,833 per month (see Note 5). On February 25, 2013, the Company executed a four-year employment agreement, effective March 1, 2013, with its President. This agreement provided for an annual salary of $250,000 and annual bonus of $50,000, which would have increased to an annual salary of $300,000 and an annual bonus of $100,000 effective as of the later of (a) February 28, 2015 or (b) the closing by the Company of a Series B preferred stock financing as described in Note 5 below. On July 16, 2014, the President’s employment contract was terminated (see “Subsequent Events” Note 11).

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party to the Company’s current Co-Chairman and interim Co-CEO Charles S. Ramat (see Note 11 – “Subsequent Events”), for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat is also entitled to a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance shall vest on a daily basis over the four-year period beginning on February 28, 2013. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events:(a) ten years from the date of grant; (b) the expiration of one year from the date of death or the termination of optionee as a service provider by reason of disability; or (c) the expiration of twelve months from the date of termination of optionee’s service as a service provider for any reason whatsoever other than termination of service for death or disability. An entity related to Ramat purchased one million shares of the Company’s Series A preferred stock on the effective date of this agreement.

Effective June 2, 2013, the Company executed a consulting agreement with Medical Cash Management Solutions, LLC (“MCMS”) for services as the Company's Chief Financial Officer, on an independent contractor basis, through November 30, 2013 at a fee of $20,000 per month plus reimbursable expenses.

On October 1, 2013, the Company canceled its agreement with MCMS and executed a four-year employment agreement, effective October 1, 2013, with its Chief Financial Officer. This agreement provides for an annual salary of $240,000 which shall increase to an annual salary of $275,000 beginning January 1, 2015. In addition, the agreement provides for a $35,000 bonus for the year ended December 31, 2013, a $50,000 bonus for the year ended December 31, 2014 and a targeted bonus of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to the Chief Financial Officer under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On January 2, 2014, the Company executed a one-year employment letter which is renewable annually, with NBI’s Vice President – Regulatory Affairs. This agreement provides for an annual salary of $195,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the offer letter provides for a discretionary bonus of up to 20% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Regulatory Affairs under the 2013 Plan to purchase 75,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment.

On January 16, 2014, the Company executed a four-year employment letter, with NBI’s Vice President – Commercial Operations. This agreement provides for an annual salary of $210,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the offer letter provides for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment.

On January 22, 2014, the Company executed a four-year employment agreement, with NBI’s Vice President and Chief Medical Officer. This agreement provides for an annual salary of $210,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the offer letter provides for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Chief Medical Officer under the 2013 Plan to purchase 125,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury (the “Stanford Agreement Licensed Field of Use”), for the life of the licensed patents.

Pursuant to the Stanford Agreement, the Company paid a $60,000 license initiation fee to Stanford. The Company will also pay Stanford (i) a $10,000 annual license maintenance fee, (ii) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, and (iii) low single-digit royalties on net sales of licensed products.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon sixty (60) days written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct its clinical trial relating to Alzheimer’s disease. The Company has agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. To date, the Company has incurred a total of $357,579 in fees which are all included in the balance sheet as payables.

On June 1, 2014, the Company executed a four-year employment letter, with NBI’s Executive Director – Pharmacology. This agreement provides for an annual salary of $180,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the offer letter provides for a discretionary bonus of up to 25% of base salary for all years. On July 16, 2014, the Board granted an incentive stock option to the Executive Director for the purchase of 50,000 shares of the Company’s common stock (see Note 11 – “Subsequent Events” for details).

Note 4 - Summary of Significant Accounting Policies:

Recently Adopted Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods; however, early adoption is permitted.  The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended June 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.  At June 30, 2014, the Company’s cash balances exceeded the current insured amounts under the Federal Deposit Insurance Corporation.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio which do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2014 and December 31, 2013.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for differences between the bases of assets and liabilities for financial statement and income tax purposes and the tax effects of net operating loss and other carryforwards. The deferred tax assets and liabilities represent the future tax consequences of those differences and carryforwards, which will either be taxable or deductible when the related assets, liabilities or carryforwards are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Stock Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. For all employee stock options, we recognize expense over the requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Note 5 – Related Party Transactions:

Two directors of the Company are also directors of BRNI. One of those directors is the president of BRNI. BRNI’s affiliate, Neuroscience Research Ventures, Inc. (“NRVI”) is a stockholder of a corporation that currently owns 41.2% of the Company's outstanding common stock.

Effective October 31, 2012, the Company executed a Technology License and Services Agreement with BRNI, a related party, and NRV II, LLC, an affiliate of BRNI (the “BRNI License Agreement”). Under the terms of the BRNI License Agreement, BRNI provides research services and grants the Company the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Company's completion of a Series A Preferred Stock financing generating net proceeds to the Company of at least $8,000,000 on February 28, 2013. The BRNI License Agreement terminates on the later of the date (i) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (ii) the last of the intellectual property enters the public domain.

The research services provided under the BRNI License Agreement commenced on April 2, 2012. The BRNI License Agreement requires the Company to reimburse BRNI for services rendered (the “Services Reimbursement”) on a pro-rated, thirty-month basis, with respect to the period of time elapsed from April 2, 2012 through the date of the Series A preferred stock financing on February 28, 2013. BRNI invoiced the Company $1,198,696 for Services Reimbursements through December 31, 2012 and an additional $266,666 from January 1, 2013 to February 28, 2013.

After the initial Series A preferred stock financing, the Agreement requires the Company to enter into scope of work agreements with BRNI as the preferred service provider, for any research and development services or other related scientific assistance and support services. The Company is not permitted to engage any other person other than BRNI to perform research or development services or other related scientific assistance without prior written consent of BRNI, except under certain circumstances. BRNI and the Company may agree to have a third party provide services identical or similar to such services to the Company in the case where BRNI is demonstrably unable to do so or such third party is demonstrably in a superior position to do so.

In addition to the fees under the Services Reimbursement and scope of work agreements, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee”, commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (i) a pro-rata amount of $1,000,000 in the year the Company completes such financing (ii) $1,000,000 per year for five calendar years subsequent to such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License Agreement. The Company had not completed this Series B Financing at June 30, 2014 (see Note 8) and, accordingly, no such fee was due as of that date.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

The BRNI License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the BRNI License Agreement, the Company is required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Preferred Stock financings or any subsequent rounds of financing prior to a public offering, less commissions. On March 25, 2013, the Company prepaid $409,549 in royalties under the BRNI License Agreement and paid the remainder due of $60,349 in July 2013 relating to the May 7, 2013 Series A preferred stock financing. On August 29, 2013, the Company paid $520,252 in prepaid royalties relating to the August 23, 2013 Series A preferred stock financing. On October 4, 2013, the Company paid $48,600 in prepaid royalties relating to the Series A preferred stock financing. These royalties are expensed in “general and administrative expenses – related party” in the statement of operations.

On August 21, 2013, the Company and BRNI amended the BRNI License Agreement to clarify certain provisions.

Effective August 28, 2013, the Company signed a statement of work (“SOW”) with BRNI pursuant to the BRNI License Agreement in which the Company has contracted for the further development of its potential AD diagnostic product. Pursuant to the SOW, the Company is obligated to pay BRNI a total of $1,645,470 in 12 equal monthly installments of $137,123, payable on the first business day of each month. These payments are for operating expenses associated with BRNI’s diagnostic laboratories. Operating expenses that are incurred in excess of this total amount are the responsibility of BRNI unless prior approval is obtained from the Company. The SOW states that if BRNI provides the Company with two months advanced notice, the Company will agree to continue funding the SOW to allow conclusion of the first anticipated clinical trial for the AD diagnostic product for a period not to exceed an additional six (6) months. In addition, the Company has agreed to pay BRNI an estimated $877,300 in external pass-through costs to complete the first clinical trial. As of June 30, 2014, BRNI did provide the Company with the requisite notice to extend the term of the SOW and the parties are in negotiation regarding the terms of such extension. The parties have agreed that no payment shall be made to BRNI in September 2014.

Effective November 13, 2013, the Company agreed to an SOW with BRNI pursuant to the BRNI License Agreement in which the Company has contracted for the further development of its potential AD therapeutic product. Pursuant to the SOW, the Company paid BRNI $251,939 for related personnel and research services. The Company has expensed this entire amount in year ended December 31, 2013.

On March 12, 2014, the Company signed an SOW with BRNI to continue pre-clinical activities relating to the commercialization of the Company’s potential therapeutic product. The Company is obligated to pay BRNI a total of $465,000. Of this amount, the Company has paid $358,470, the remaining $106,530 to be paid upon the completion, by BRNI, of certain activities relating to: transferring test materials; bio-analytical testing; contracting with a suitable contract research organization; completion of testing assays, and; finalizing a clinical study protocol. As of June 30, 2014, this SOW was not completed.

Note 6 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $12,744,606 for the period from October 31, 2012 (inception) through June 30, 2014. This amount is available for carryforward for use in offsetting taxable income of future years through 2033. The net operating loss carryforward resulted in a deferred tax asset of $4,333,166 at June 30, 2014, which is reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

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

On August 5, 2013, Articles of Merger were filed with both the Secretary of State of the State of Nevada and the Secretary of State of the State of Florida, pursuant to which the Reincorporation Merger was effective as of August 9, 2013.  Upon effectiveness of the Reincorporation Merger, Neurotrope, Inc.’s Articles of Incorporation and Neurotrope, Inc.’s Amended and Restated Bylaws became the Articles of Incorporation and Amended and Restated Bylaws of the registrant.

Neurotrope, Inc., has an authorized share capital of 300,000,000 shares of common stock, par value $0.0001 per share and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share.  Prior to the Reincorporation Merger, Neurotrope, Inc. had 100 shares of its common stock outstanding, held by BlueFlash, and therefore was a wholly-owned subsidiary of BlueFlash.  Prior to the Reincorporation Merger, Neurotrope, Inc. had no assets, liabilities or business.

Pursuant to the Plan of Merger, among other things, (i) each share of common stock of BlueFlash, $0.0001 par value per share was automatically converted into 2.242 shares of Neurotrope, Inc. common stock.

On August 23, 2013, the Reverse Merger occurred as described in Note 1 above, and all of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a Split-Off Agreement, Neurotrope, Inc. transferred its pre-Reverse Merger business to Marissa Watson, its pre-Reverse Merger majority stockholder, in exchange for the surrender by her and cancellation of 20,178,000 shares of Neurotrope, Inc. common stock.

During the six months ended June 30, 2014, two holders of Series A Preferred Stock (as such term is defined in Note 8 below), totaling 149,000 shares of preferred stock, converted that preferred stock into 149,000 shares of common stock.

Note 8 – Preferred Stock:

Through a private placement, NBI issued 9,073,300 preferred shares at $1.00 per share on that date, resulting in gross proceeds of $9,073,300. In connection with the February 28, 2013 closing of the private placement, the Company was required to pay the placement agent, Allied Beacon Partners, Inc., a cash fee equal to the sum of (a) 10% of the proceeds received from purchasers sourced by Allied Beacon Partners, Inc. and (b) 5% of the proceeds received from purchasers sourced by the Company. No fee was payable on proceeds received from purchasers who were already stockholders of the Company. The total cash fee that the Company was required to pay in connection with this closing was $882,330. The Company was also obligated to issue to Allied Beacon Partners, Inc. warrants for the purchase of common stock and Series A preferred stock of the Company in connection with the closing. The aggregate number of shares subject to such warrants was the sum of 10% of the number of shares purchased by purchasers sourced by Allied Beacon Partners, Inc. and (b) 5% of the number of shares purchased by purchasers sourced by the Company. No warrants were earned on proceeds received from purchasers who were already stockholders of the Company.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

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

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

The Series A preferred stock ranks senior with respect to liquidation preference and dividend rights to the common stock and any other class or series of stock that the Company may issue. The Series A preferred stock accrues a dividend at an annual rate of $0.08 per share, when and if declared by the Board. No dividends have been declared on the Series A preferred stock. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs or similar event, a holder of Series A preferred stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or other class or series of stock, the liquidation amount (which shall equal $1.00 per share) and the amount of any accrued and unpaid dividends as of such distribution or payment date. Each share of Series A preferred stock is convertible into common stock at the option of the stockholder at a price of $1.00 per share, subject to adjustment. The Series A shares are subject to mandatory conversion upon the vote of holders of a majority of the outstanding shares of Series A preferred stock at any given time, or upon the closing of a sale of common stock to the public at a price of at least $5.00 per share (subject to adjustment in the case of certain events) in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in net proceeds to the Company of at least $30,000,000. The holders of Series A preferred stock are entitled to a class vote on certain Company actions, have the right to elect one of five members of the Company board of directors and have a right of first offer to purchase their pro rata share of equity securities issued by the Company in the future, in addition to certain additional rights and privileges as set forth in the Amended and Restated Certificate of Incorporation and in certain agreements between the Company and the holders thereof.

On August 21, 2013, NBI increased its authorized shares of preferred stock to 50,000,000 shares.  As a result, the Company had a sufficient number of preferred shares to close the August 23, 2013 private placement.

Note 9 – Stock Options:

Before the Reverse Merger, our Board adopted, and our stockholders approved, the 2013 Plan, which provides for the issuance of incentive awards of up to 7,000,000 shares of the Company’s common stock to officers, key employees, consultants and directors. Upon the closing of the Reverse Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued. Of these options: 1. 3,500,000 options were issued to founding stockholders and 54,404 were granted to a consultant, each with a term of ten years, exercisable at $1.75 per common share, 100% of these options vested on date of grant; 2. 1,050,000 options were issued to four directors (or their affiliates) and 250,000 to a consultant with a term of ten years, exercisable at $1.00 per common share, which vest 20% per year for each of five years after the date of grant, and; 3. 300,000 options were granted to a consultant with a term of ten years, exercisable at $1.00 per common share which vested 20% on date of grant and vest 20% per year over the next four years. These options were issued in conversion of options issued by NBI on February 28, 2013.

On January 23, 2014, the Company issued 300,000 2013 Plan options to three employees, each with a term of ten years, exercisable at $1.76 per common share. 125,000 of these options vest 25% per year, with accelerated vesting of 25% upon a termination without cause or for good reason, with the remaining 175,000 vesting 20% per year. On March 21, 2014, the Company issued 30,000 2013 Plan options to one employee with a term of ten years, exercisable at $2.30 per common share and vests 20% per year.

A summary of the Company’s stock option activity during the six months ended June 30, 2014 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	6,249,952	$1.48
Options granted	330,000	$1.81
Options exercised	0	0
Outstanding at June 30, 2014	6,579,952	$1.50
Options exercisable	3,963,089	$1.68

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2014 was approximately 9.15 and 9.21 years, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

The fair value of stock options issued for the six months ended June 30, 2014 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 99.75%; Risk-free interest rate 2.73%; weighted average grant date fair value of $1.63 per common share.

The total stock option-based compensation recorded as operating expense was approximately $336,000 for the six months ended June 30, 2014, $166,000 for the three months ended June 30, 2014. All of the stock option-based compensation expense was classified as general and administrative expense.

Note 10 – Common and Preferred Stock Reserved for Future Issuances:

Common stock and preferred stock reserved for future issuances consisted of the following at June 30, 2014:

	Common Stock Reserved	Preferred Stock Reserved
Common stock warrants outstanding	900,000	0
Preferred stock warrants outstanding	1,217,000	1,217,000
Common stock options outstanding	6,579,952	0
Conversion of Series A preferred stock	22,851,000	0
Total	31,547,952	1,217,000

Note 11 – Subsequent Events:

On July 14, 2014, NBI entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted NBI a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCepsilon, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows NBI to research, discover, develop, make, have made, use, have used, import, lease sell, have sold and offer for certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (the “Mount Sinai Licensed Products”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, NBI paid a $25,000 license initiation fee to Mount Sinai. NBI will also pay Mount Sinai (i) a $10,000 annual license maintenance fee until minimum royalty payments are due, (ii) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (iii) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (iv) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval.

Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, NBI may terminate the Agreement at any time upon sixty (60) days written notice to Mount Sinai. Further, upon termination, NBI may continue to sell any and all Licensed Products, provided that NBI will pay Mount Sinai a reduced royalty for Licensed Products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

The term of the Mount Sinai Agreement begins on the effective date (at signing) and will expire with respect to each Mount Sinai Licensed Product on a Mount Sinai Licensed Product-by-Mount Sinai Licensed Product basis and country-by-country basis, from first commercial sale until the later of: (a) expiration of the last to expire Joint Patent Rights covering such Mount Sinai Licensed Product in such country; (b) expiration of any market exclusivity period granted by a regulatory agency with respect to such Mount Sinai Licensed Product in such country; or (c) ten (10) years after the first commercial sale of such Mount Sinai Licensed Product in such country.

Neurotrope, Inc. Notes to Unaudited Condensed Consolidated Financial Statements

Effective as of July 16, 2014, Dr. James New’s employment as Chief Executive Officer and President of NBI and the Company was terminated. Accordingly, the Employment Agreement by and between NBI and Dr. New dated February 25, 2013 (the “Employment Agreement”) terminated as of July 16, 2014. Severance payments as may be required under the terms of the Employment Agreement will be paid. On August 23, 2013, Dr. New was granted a fully vested option to purchase 707,000 shares of the Company’s common stock, which shall terminate, to the extent not previously exercised, upon the expiration of three (3) months from his date of termination.

On July 16, 2014, the Board appointed Charles S. Ramat and Paul E. Freiman to serve as Co-Chief Executive Officers, on an interim basis, of the Company and of NBI. Mr. Freiman has served on the Board since October 18, 2013, and was appointed Co-Chairman of the Board on June 13, 2014. Mr. Ramat was elected to the Board on June 13, 2014 and was immediately appointed Co-Chairman of the Board.

In consideration of the services that Mr. Freiman and Mr. Ramat will provide to the Company as Co-Chief Executive Officers, the Company has agreed to pay each of them consulting fees in the amount of $20,000 per month for a term not to exceed six months, which fees will be reduced upon the employment of a permanent Chief Executive Officer to $10,000 per month for 2 months to aid in the transition of responsibilities to the new Chief Executive Officer. In addition, on July 23, 2014, Messrs. Freiman and Ramat were each granted non-qualified options to purchase 400,000 shares of the Company’s common stock for their roles as directors, Co-Chairmen of the Board and Co-Chief Executive Officers. Options to purchase 200,000 shares have an exercise price of $1.11 per share, or 110% of the Company’s last trading price on July 23, 2014 and are fully vested upon grant. Options to purchase 200,000 shares have an exercise price of $2.22 per share based upon two times the exercise price of $1.11 per share and vest on a daily basis up to 25% per year through July 23, 2018.

Mr. Ramat’s consulting fees for his Co-Chief Executive Officer position will be paid in addition to the consulting fees he receives under a Consulting Agreement with the Company pursuant to which he receives $50,000 per year.

On July 16, 2014, the Company issued incentive stock options to purchase 50,000 shares of Common Stock under the 2013 Plan to one employee with a term of ten years, exercisable at $1.24 per common share which vest 20% per year commencing July 16, 2015.

On July 23, 2014, the Company’s Board approved increasing the total shares available under the 2013 Plan by 3,000,000 to 10,000,000. The 3,000,000 additional shares will be issuable as non-qualified stock options, unless shareholder approval is sought and received.

Also, on July 23, 2014, the Board granted non-qualified stock options to three directors, each in the amount of 100,000 shares of common stock; 50,000 of which have an exercise price equal to $1.11, being ten cents ($0.10) above the closing sales price of the common stock (or the closing bid, if no sales were reported) as listed on the OTC Market on July 23, 2014, which vested on the date of the grant hereof; and 50,000 of which have an exercise price equal to two times the value of the exercise price of the first 50,000 options, or $2.22 which vest daily over four (4) years (assuming continued service on behalf of the Company), up to 25% per year, such that 25% of the second 50,000 shall be vested on July 23, 2015 until the grant is fully vested on July 23, 2018.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

This report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and elsewhere in this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

On August 23, 2013, a wholly owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged (the “Reverse Merger”) with and into Neurotrope BioScience, Inc. (“Neurotrope Bioscience, or NBI”). Neurotrope BioScience was the surviving corporation in the Reverse Merger and became the Company’s wholly owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the business of developing two product platforms, including a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”) and, potentially, a diagnostic test for AD, a discussion of the past financial results of Neurotrope, Inc. (formerly BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Merger, are considered the historical financial results of the Company.

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

The unaudited financial statements, for our fiscal quarters ended June 30, 2014 and 2013, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Overview

Neurotrope Bioscience was founded as a Delaware corporation in October 2012. Activities since the Company’s inception through June 30, 2014, were devoted primarily to the development and commercialization of Alzheimer’s disease (“AD”) therapeutic products related diagnostics for large and growing markets using innovative licensed patented technology. This technology, licensed by us from Blanchette Rockefeller Neurosciences Institute (“BRNI”) and its affiliate, NRV II, LLC pursuant to a technology license and services agreements (the “BRNI License Agreement”), has been under development since 1999 and has been financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institute of Health and individual philanthropists up until March 2013.  From March 2013 forward, the licensed technology has been funded principally through collaboration by BRNI with Neurotrope Bioscience. (See the description of Neurotrope Bioscience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.”)

On May 12, 2014, the Company entered into a license agreement with The Board of Trustees of the Leland Stanford Junior University, or the Stanford Agreement, pursuant to which Stanford has granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, the Company paid a $60,000 license initiation fee to Stanford. The Company will also pay Stanford (i) a $10,000 annual license maintenance fee, (ii) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, and (iii) low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon sixty (60) days written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with an internationally recognized contract research organization to conduct its clinical trial relating to AD. The Company has agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses.

On July 14, 2014, NBI entered into an Exclusive License Agreement, or the Mount Sinai Agreement, with Icahn School of Medicine at Mount Sinai. Pursuant to the Mount Sinai Agreement, Mount Sinai granted NBI a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows NBI to research, discover, develop, make, have made, use, have used, import, lease sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCepsilon, which includes Niemann-Pick C Disease. Pursuant to the Mount Sinai Agreement, NBI paid a $25,000 license initiation fee to Mount Sinai. NBI will also pay Mount Sinai (i) a $10,000 annual license maintenance fee until minimum royalty payments are due, (ii) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (iii) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (iv) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, NBI may terminate the Agreement at any time upon sixty (60) days written notice to Mount Sinai. Further, upon termination, NBI may continue to sell any and all Mount Sinai Licensed Products, provided that NBI will pay Mount Sinai a reduced royalty for Mount Sinai Licensed Products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, the Company announced that it had initiated a Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The Company plans to enroll a total of 15 patients in the randomized, double-blind, placebo-controlled, single dose study. The Company plans that ten patients will be randomized to receive bryostatin by injection and five will receive a matching placebo control. The primary objective of the clinical trial will be to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study are the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and to correlate the changes in PKCe with plasma levels of bryostatin and with improvement in cognitive function. BRNI previously conducted one compassionate use protocol in familial AD with the experimental drug bryostatin under a U.S. Food and Drug Administration approved study protocol. This initial protocol has concluded, and the Company understands that BRNI plans to modestly expand its clinical effort in Alzheimer’s Disease in the 2014 – 2015 timeframe and is currently proceeding with an additional single patient compassionate use protocol.

As of June 30, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure through utilizing its strategic alliances, specifically with BRNI. The Company did not, as of that date, realize any revenues from its planned principal operations.

Strategy

One of the central tenets of BRNI’s research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. This process occurs by an improvement in nerve cell viability and synaptic function through activation of an enzyme called protein kinase C (PKC). This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCepsilon (aka PKCε) variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCε in aging subjects is thought to be one of the main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKCε in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

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

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. Activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which the Company, in turn, has access under the BRNI License Agreement to be used in our own research and regulatory programs.

Since licensing the AD diagnostic technology from BRNI, the Company’s Board of Directors and management have conducted extensive analyses of the underlying AD diagnostic technology and the Company’s other programs and are continuing to conduct market research to evaluate physician acceptability, commercial sales potential and product development costs of an AD diagnostic product.

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

Results of Operations

Six months ended June 30, 2014

Revenues

The Company has not generated any revenues for the six months ended June 30, 2014.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2014 were $3,726,292 versus $1,325,545 for the six months ended June 30, 2013, an increase of 181%. The increase in operating expenses is due primarily to several factors including the acceleration of product research and development activities, relating to its collaboration with BRNI, to treating and diagnosing neurodegenerative diseases, general and administrative expenses for salaries, overhead and public company-related activities.

Research and Development Expenses

For the six months ended June 30, 2014, the Company incurred $1,063,228 of research and development – related party expenses versus $318,894 for the six months ended June 30, 2013. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of the Company’s potential therapeutic and diagnostic products. Of these expenses, for the six months ended June 30, 2014 and 2013, $822,738 and $318,894, respectively, related to the continuing development of the Company’s potential AD diagnostic product. In addition, during the six months ended June 30, 2014, $125,342 related to the development of the Company’s potential AD therapeutic product, and $115,148 was incurred for patent expenses associated with the two licensed technology platforms from BRNI.

For the six months ended June 30, 2014, the Company incurred $405,968 of research and development expenses versus $0 for the six months ended June 30, 2013. These expenses are incurred pursuant to developing the potential AD therapeutic product. Of these expenses, for the six months ended June 30, 2014, $354,801 related to producing and storing drug product for clinical trial patient dosing and the start of the Company’s Phase 2a clinical trial and $51,167 was incurred for inventory management of drug product for clinical trials.

General and Administrative Expenses

The Company incurred related party general and administrative expenses totaling $188,267 and $660,327 for the six months ended June 30, 2014 and 2013, respectively, a decrease of 71%. The decrease is based upon the Company becoming less reliant on services from BRNI and contracting for those services directly with third parties. The decrease is primarily attributable to the payment of a royalty of $469,898 to BRNI and $42,972 paid to consultants during the six month period ended June 30, 2013. For the six months ended June 30, 2014, the Company incurred $134,267 related to issuance of stock options as a non-cash expense and $54,000 was paid to our prior Chairman for services provided to the Company. In addition, for the six months ended June 30, 2013, $83,333 of wages and consulting fees relating to the Company’s former President and Chief Executive Officer were classified as related party expenses.

The Company incurred $2,068,829 and $346,324 of other general and administrative expenses for the six months ended June 30, 2014 and 2013, respectively, an increase of approximately 497%. Of the amounts for the six months ended June 30, 2014, $796,569 was incurred for wages, vacation pay and taxes, for seven employees, versus $41,666 for one employee for the comparable 2013 period, $259,478 for ongoing legal expenses versus $30,089 for the comparable 2013 period, $491,283 was incurred for outside operations consulting services versus $5,016 for the comparable 2013 period, $131,663 was incurred for travel expenses, versus $1,594 for the comparable 2013 period, $27,531 was incurred for investor relations services, $82,095 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, $202,217 for issuance of stock options as a non-cash expense, and $77,983 was incurred for office supplies, insurance, license fees, filing costs, advertising and other versus $1,440 for dues, licenses and supplies for the comparable 2013 period.

Other Income

The Company earned $8,883 of interest income for the six months ended June 30, 2014 on funds temporarily deposited in an interest bearing money market account versus $0 for the six months ended June 30, 2013.

Net loss and earnings per share

The Company incurred losses of $3,717,409 and $1,325,545 for the six months ended June 30, 2014 and 2013, respectively. The increased loss was primarily due to the Company’s increased activities and new employee hiring during the current period. Earnings per share were ($0.17) and ($0.06) for the six months ended June 30, 2014 and 2013, respectively. The increase in loss per share is primarily attributable to the increase in the Company’s operating loss for the current period.

Three months ended June 30, 2014

Revenues

The Company has not generated any revenues for the three months ended June 30, 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2014 were $2,031,366 versus $807,054 for the three months ended June 30, 2013, an increase of 152%. The increase in operating expenses is due primarily to several factors including the acceleration of product research and development activities, relating to its collaboration with BRNI, to treating and diagnosing neurodegenerative diseases, general and administrative expenses for salaries, overhead and public company-related activities.

Research and Development Expenses

For the three months ended June 30, 2014, the Company incurred $411,369 of research and development – related party expenses versus $318,894 for the three months ended June 30, 2013. These expenses are incurred pursuant to our BRNI License Agreement for ongoing research and development principally relating to the development of the Company’s potential therapeutic and diagnostic products. Of these expenses, for the three months ended June 30, 2014 and 2013, $411,369 and $318,894, respectively, related to the continuing development of the Company’s potential AD diagnostic product.

For the three months ended June 30, 2014, the Company incurred $405,968 of research and development expenses versus $0 for the three months ended June 30, 2013. These expenses are incurred pursuant to developing the potential AD therapeutic product. Of these expenses, for the three months ended June 30, 2014, $354,801 related to producing and storing drug product for clinical trial patient dosing and the start of the Company’s Phase 2a clinical trial and $51,167 was incurred for inventory management of drug product for clinical trials.

General and Administrative Expenses

The Company incurred related party general and administrative expenses totaling $94,504 and $221,641 for the three months ended June 30, 2014 and 2013, respectively, a decrease of 57%. The decrease is primarily attributable to the payment of a royalty of $0 and $60,349 paid to BRNI, $0 versus $25,000 of transaction expenses, $0 versus $27,091 of travel expenses and $0 versus $39,124 of travel, insurance and other expenses incurred during the three months ended June 30, 2014 and 2013, respectively which is offset by $27,000 versus $13,835 of consulting fees during the three months ended June 30, 2014 and 2013, respectively. In addition, for the three months ended June 30, 2013, $42,260 of wages, consulting fees and travel relating to the Company’s former President and Chief Executive Officer were re-classified as general and administrative expenses versus related party expenses.

The Company incurred $1,119,525 and $266,519 of other general and administrative expenses for the three months ended June 30, 2014 and 2013, respectively, an increase of approximately 320%. Of the amounts for the three months ended June 30, 2014, $406,467 was incurred for wages, vacation pay and taxes, for seven employees, versus -$43,260 for the reclassification of expenses attributable to the Company’s former President and Chief Executive Officer for the comparable 2013 period, $121,772 for ongoing legal expenses versus $123,530 for the comparable 2013 period, $299,699 was incurred for outside operations consulting services versus $77,332 for the comparable 2013 period, $70,423 was incurred for travel expenses, versus $0 for the comparable 2013 period, $6,901 was incurred for investor relations services, $63,535 was incurred for professional fees associated with financial, audit, accounting and tax advisory services versus $102,613 for the comparable 2013 period, $98,060 for issuance of stock options as a non-cash expense, and $52,658 was incurred for office supplies, insurance, license fees, filing costs, advertising and other versus $6,304 for dues, licenses and supplies for the comparable 2013 period.

Other Income

The Company earned $4,454 of interest income for the three months ended June 30, 2014 on funds temporarily deposited in an interest bearing money market account versus $0 for the three months ended June 30, 2013.

Net loss and earnings per share

The Company incurred losses of $2,026,912 and $807,054 for the three months ended June 30, 2014 and 2013, respectively. The increased loss was primarily due to the Company’s increased activities and new employee hiring during the current period. Earnings per share were ($0.09) and ($0.04) for the three months ended June 30, 2014 and 2013, respectively. The increase in loss per share is primarily attributable to the increase in the Company’s operating loss for the current period.

Financial Condition, Liquidity and Capital Resources

Since its inception, the Company has primarily devoted its efforts to negotiating the BRNI License Agreement and using BRNI’s and its own resources to further the development of the Company’s therapeutic and diagnostic products toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, the Company incurred negative cash flows from operations. As of June 30, 2014, the Company had an accumulated deficit of $12,746,775 and had working capital of $11,509,462 as compared to working capital of $14,890,387 as of December 31, 2013. The $3,380,925 decrease in working capital was attributable to the Company’s expenditures relating to development of a potential therapeutic and potential diagnostic product and general and administration expenses which resulted in a net loss of $3,717,409 offset by non-cash expenses of $336,484 for the six months ended June 30, 2014.

Sources and Uses of Liquidity

Since inception, the Company has satisfied its operating cash requirements from the private placement of Series A Stock sold principally to outside investors.

In February, 2013, through a private placement, the Company issued 9,073,300 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $9,073,300. In connection with the closing of the private placement, the Company paid a placement agent $882,330. In May, 2013, the Company issued an additional 1,313,325 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,313,325, on which the Company paid a placement agent $131,332. In August, 2013, through an additional private placement, the Company issued 11,533,375 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $11,533,375. In connection with the closing of the August 2013 private placement, the Company paid a placement agent $1,103,338. Further, Neurotrope Bioscience became a wholly-owned subsidiary of a publicly traded company in the Merger, which management believes will provide additional alternatives to issue securities and raise capital in the future. In October, 2013, through an additional private placement, the Company issued 1,080,000 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,080,000. In connection with the closing of the private placement, the Company paid a placement agent $108,000.

As of June 30, 2014, the Company had cash and cash equivalents totaling $12.0 million, which decreased to approximately $11.0 million as of the date of this report. With the proceeds from the private placements of Series A preferred stock, management believes the Company has sufficient capital to fund the Company for at least the next 15 to 21 months of operations under its current product development plans.  However, if our operating plan changes or we incur significant unanticipated expenses, we may require additional capital before this timeframe.  During the next two years, we expect to spend up to approximately $10.5 million on development of both our potential AD diagnostic and therapeutic products. With these expenditures, we anticipate conducting significant clinical trials on our AD therapeutic. We expect to also incur up to approximately $6.0 million in general and administrative costs in that period to support our ongoing research and development expenses and our expenses associated with being a publicly traded company. If development of the AD diagnostic continues at its current pace, management believes the Company will generate revenues through commercialization of its diagnostic product within the next 36 months.  Additional funds may be raised through debt financing and/or the issuance of equity securities; at this time no additional fundraising has been initiated, and no specific terms have been set. There can be no assurance that financing will be available when required in sufficient amounts, on acceptable terms or at all.

Pursuant to a statement of work, or SOW, signed with BRNI on August 28, 2013, we are obligated to pay BRNI a total of $1,645,470 in twelve equal monthly installments of $137,123, payable on the first business day of each month, commencing September 2013. In addition, we have agreed to pay to BRNI an estimated $877,300 in external pass-through costs to complete the first clinical trial of its AD diagnostic.  As of June 30, 2014, up to approximately $1.2 million remained potentially payable under this SOW.

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

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Co-Chief Executive Officers and our Chief Financial Officer, our principal executive officers and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective at the end of this period covered by this report to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our CEO/CFO, as appropriate, to allow timely decisions regarding required disclosure.

As discussed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, our management has identified certain material weaknesses and other deficiencies in the Company’s disclosure controls and procedures and has initiated, or plans to initiate, certain measures to address these material weaknesses, including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company will implement additional measures when resources, including additional personnel to allow for segregation of duties, permit.

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

There are no material changes from risk factors as previously disclosed in Part I, Item 1A, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below in Item 5, there have been no other unregistered sales of equity securities during the quarter ended June 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we reported that in March 2014 we were made aware that the NCI withdrew its investigational new drug application (“IND”) supporting the use of bryostatin for cancer treatment in 2011 because it did not intend to pursue additional studies under the IND.  The IND of BRNI supporting the use of bryostatin for treatment of patients with Alzheimer's disease cross-referenced the NCI IND for certain information, including manufacturing and controls information, nonclinical toxicology studies and clinical safety data.  We reported that BRNI was in discussions with both the NCI and the U.S. Food and Drug Administration (“FDA”) to confirm that the NCI’s withdrawal of its IND would not prevent BRNI from conducting its planned protocols and trials.

On April 18, 2014, BRNI received a written confirmation from the FDA indicating that our concept of treating patients with multiple ascending doses of bryostatin will be considered, subject to review of our study design which has not yet been submitted to the agency. BRNI is proceeding with the single patient compassionate use protocol and with the Phase 2a study.

On July 23, 2014, Messrs. Ramat and Freiman, respectively, directors of the Company, Co-Chairmen of the Board, and Co-Chief Executive Officers of the Company on an interim basis, were each granted an option to purchase 400,000 shares of Common Stock for their extraordinary services as directors, Co-Chairmen of the Board, and Co-Chief Executive Officers of the Company, and Messrs. Haft, Gottlieb and Singer, directors of the Company, were each granted an option to purchase 100,000 shares of common stock for the extraordinary services they have been providing to the Company and their future services to the Company. The options were granted under the 2013 Plan.

One-half of the amount of options granted to each person will have an exercise price $1.11 per share being $.10 above, or 110% of, the Company’s last trading price on July 23, 2014 and are fully vested upon grant. The second half of the amount of options granted to each person have an exercise price of $2.22 per share based upon two times the exercise price of $1.11 per share and vest on a daily basis up to 25% per year through July 23, 2018.

On July 16, 2014, the Company issued incentive stock options to purchase 50,000 shares of common stock to one employee with a term of ten years, exercisable at $1.24 per common share which vest 20% per year commencing July 16, 2015. These options were granted under the 2013 Plan.

These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities.”

ITEM 6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

3.1	Articles of Incorporation of Neurotrope, Inc. (incorporated by reference from Exhibit 3.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Amended and Restated By-Laws of Neurotrope, Inc. (incorporated by reference from Exhibit 3.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.1	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014

31.1(a)	Rule 13(a)-14(a)/15(d)-14(a) Certification of co-principal executive officer

31.1(b)	Rule 13(a)-14(a)/15(d)-14(a) Certification of co-principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1(a)	Section 1350 Certification of co-principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.1(b)	Section 1350 Certification of co-principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2014	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

