Form 10-Q
period 2014-09-30
Neurotrope, Inc.
filed 2014-11-13
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

50 Park Place, Suite 1401

Newark, New Jersey 07102

(973) 242-0005

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

As of November 13, 2014, there were 22,131,866 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation).

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$10,065,924	$15,211,744
Prepaid expenses	154,612	87,059

TOTAL CURRENT ASSETS	10,220,536	15,298,803

Fixed Assets, net of accumulated depreciation	48,107	-

TOTAL ASSETS	$10,268,643	$15,298,803

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$977,872	$156,637
Accounts payable and accrued expenses - related party	303,528	251,779

TOTAL CURRENT LIABILITIES	1,281,400	408,416

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized;
22,652,000 and 23,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively.
Liquidation preference of $22,652,000 plus dividends accruable at 8% per annum of $2,373,092 at September 30, 2014.
Liquidation preference of $23,000,000 plus dividends accruable at 8% per annum of $1,023,616 at December 31, 2013.	19,639,022	19,943,572

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
22,131,866 issued and outstanding at September 30, 2014;
21,740,006 shares issued and outstanding at December 31, 2013	2,213	2,174
Additional paid-in capital	5,234,391	3,974,007
Accumulated deficit	(15,888,383)	(9,029,366)

TOTAL SHAREHOLDERS' DEFICIT	(10,651,779)	(5,053,185)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,268,643	$15,298,803

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

OPERATING EXPENSES:
Research and development - related party	$1,909,363	$456,017	$846,135	$137,123
Research and development	774,189	-	368,221	-
General and administrative - related party	290,262	4,114,754	101,995	3,454,428
General and administrative	3,896,793	1,225,712	1,827,964	879,387

TOTAL OPERATING EXPENSES	6,870,607	5,796,483	3,144,315	4,470,938

OTHER INCOME:
Interest income	11,590	-	2,707	-

Net loss before income taxes	(6,859,017)	(5,796,483)	(3,141,608)	(4,470,938)

Provision for income taxes	-	-	-	-

Net loss	$(6,859,017)	$(5,796,483)	$(3,141,608)	$(4,470,938)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.31)	$(0.27)	$(0.14)	$(0.21)

Basic and diluted weighted average common shares outstanding	21,838,461	21,696,219	21,950,752	21,702,680

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	21,740,006	$2,174	$3,974,007	$(9,029,366)	$(5,053,185)

Conversion of Series A preferred stock to common stock	348,000	35	304,515	-	304,550

Stock based compensation	-	-	930,873	-	930,873

Issuance of common stock for consulting services	43,860	4	24,996		25,000

Net loss	-	-	-	(6,859,017)	(6,859,017)

Balance, September 30, 2014	22,131,866	$2,213	$5,234,391	$(15,888,383)	$(10,651,779)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	ended	ended
	September 30, 2014	September 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,859,017)	$(5,796,483)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	930,873	2,928,485
Consulting services paid by issuance of common stock	25,000	44,640
Depreciation expense	613	-
Change in assets and liabilities
Increase in prepaid expenses	(67,553)	(92,958)
Increase (decrease) in accounts payable and accrued expenses - related party	51,749	(1,190,758)
Increase (decrease) in accounts payable and accrued expenses	821,235	(110,037)
Total adjustments	1,761,917	1,579,372

Net Cash Used in Operating Activities	(5,097,100)	(4,217,111)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(48,720)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net of transaction costs	-	19,778,000
Repayment of advances from related party	-	(4,815)

Net Cash Provided by Financing Activities	-	19,773,185

NET (DECREASE) INCREASE IN CASH	(5,145,820)	15,556,074

CASH AT BEGINNING OF PERIOD	15,211,744	-

CASH AT END OF PERIOD	$10,065,924	$15,556,074

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$304,515	$-

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Organization and Nature of Planned Business:

References in these notes to the unaudited consolidated financial statements to “Neurotrope, Inc.,” “we,” “us,” “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope Biosciences, Inc. (“NBI”). NBI was incorporated in Delaware on October 31, 2012. NBI was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). NBI is collaborating with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to the licensed technology transferred to the Company on February 28, 2013 (see Note 6).

On August 23, 2013, a wholly-owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged (the “Reverse Merger”) with and into NBI. NBI was the surviving corporation in the Reverse Merger and became the Company’s wholly-owned subsidiary. All of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

The Reverse Merger was accounted for as a reverse merger and recapitalization with NBI as the acquirer for financial reporting purposes and Neurotrope, Inc. as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements prior to the Reverse Merger are those of NBI and are recorded at the historical cost basis of NBI, and the consolidated financial statements after completion of the Reverse Merger include the assets and liabilities of NBI and Neurotrope, Inc., and the historical operations of Neurotrope, Inc. and NBI from the closing date of the Reverse Merger. The stockholders’ equity section has been retroactively restated for all periods presented to reflect the accounting effect of the Reverse Merger on the basis of the one-to-one exchange ratio on the Reverse Merger date.

As a result of the Reverse Merger, Neurotrope, Inc. discontinued its pre-Reverse Merger business and acquired the business of NBI, which it is continuing to operate through NBI. The common stock of Neurotrope, Inc. is traded under the ticker symbol “NTRP.”

Note 2 – Basis of Presentation:

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Note 3 – Contractual Commitments:

From January 1, 2013 through February 28, 2013, NBI compensated its former President under an independent contractor agreement at the rate of $20,833 per month. On February 25, 2013, NBI executed a four-year employment agreement, effective March 1, 2013, with Dr. James New, its former President (the “Employment Agreement”). The Employment Agreement provided for an annual salary of $250,000 and an annual bonus of $50,000, which would have increased to an annual salary of $300,000 and an annual bonus of $100,000 effective as of the later of (a) February 28, 2015 or (b) the closing by the Company of a Series B Preferred Stock financing as described in Note 6 below. Effective as of July 16, 2014, Dr. New’s employment as Chief Executive Officer and President of NBI and the Company was terminated. Accordingly, the Employment Agreement terminated as of July 16, 2014. Severance payments required under the terms of the Employment Agreement, in the amount of approximately $282,000, were accrued as of September 30, 2014 and subsequently paid.

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party to the Company’s current President and CEO (and, previously, Co-Chairman and interim Co-CEO) Charles S. Ramat, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat was issued a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance vest on a daily basis over the four-year period beginning on February 28, 2013. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; (b) the expiration of one year from the date of death or the termination of optionee as a service provider by reason of disability; or (c) the expiration of twelve months from the date of termination of optionee’s service as a service provider for any reason whatsoever other than termination of service for death or disability. An entity related to Ramat purchased 1,000,000 shares of the Company’s Series A Preferred Stock on the effective date of the consulting agreement described in this paragraph.

On October 1, 2013, the Company canceled its agreement with MCMS and executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Chief Financial Officer. This agreement provides for an annual salary of $240,000, which shall increase to an annual salary of $275,000 beginning January 1, 2015. In addition, the agreement provides for a $35,000 bonus for the year ended December 31, 2013, a $50,000 bonus for the year ending December 31, 2014 and a targeted bonus of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On January 16, 2014, the Company executed a four-year employment letter with NBI’s Vice President – Commercial Operations. This employment letter provides for an annual salary of $210,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the employment letter provides for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment.

On January 22, 2014, the Company executed a four-year employment agreement with NBI’s Vice President and Chief Medical Officer. This agreement provides for an annual salary of $210,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the employment agreement provides for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President and Chief Medical Officer under the 2013 Plan to purchase 125,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason. On October 31, 2014, the Company terminated NBI’s Vice President and Chief Medical Officer (See Note 12 – “Subsequent Events”).

On June 1, 2014, the Company executed a four-year employment letter, with NBI’s Executive Director – Pharmacology. This employment letter provides for an annual salary of $180,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the employment letter provides for a discretionary bonus of up to 25% of base salary for all years. On July 16, 2014, the Board granted an incentive stock option to the Executive Director for the purchase of 50,000 shares of the Company’s common stock (see Note 10 – “Stock Options” for details).

On July 16, 2014, the Board appointed Charles S. Ramat and Paul E. Freiman to serve as Co-Chief Executive Officers, on an interim basis, of the Company and of NBI. Mr. Freiman has served on the Board since October 18, 2013, and was appointed Co-Chairman of the Board on June 13, 2014. Mr. Ramat was elected to the Board on June 13, 2014 and was immediately appointed Co-Chairman of the Board.

In consideration of the services to be provided by Mr. Freiman and Mr. Ramat to the Company as Co-Chief Executive Officers, the Company agreed to pay each of them consulting fees in the amount of $20,000 per month for a term not to exceed six months, which fees would be reduced upon the employment of a permanent Chief Executive Officer to $10,000 per month for two months to aid in the transition of responsibilities to the new Chief Executive Officer. In addition, on July 23, 2014, Messrs. Freiman and Ramat were each granted non-qualified options to purchase 400,000 shares of the Company’s common stock for their roles as directors, Co-Chairmen of the Board and Co-Chief Executive Officers. Options to purchase 200,000 shares have an exercise price of $1.11 per share, or 110% of the Company’s last trading price on July 23, 2014 and were fully vested upon grant. Options to purchase the remaining 200,000 shares have an exercise price of $2.22 per share based upon two times the exercise price of $1.11 per share and vest on a daily basis up to 25% per year through July 23, 2018. See below regarding further changes to Messrs. Ramat and Freiman’s roles with the Company.

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced September 1, 2014 and expires December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. The Company is amortizing the total base rent due over 39 months and has expensed $6,769 for September 2014.

On September 12, 2014, the Board elected Mr. Ramat to be the Company’s President and Chief Executive Officer and Mr. Freiman to be the Company’s Chairman of the Board. In consideration of the services that Mr. Ramat will provide to the Company as President and CEO, the Company agreed to pay Mr. Ramat a consulting fee of $400,000 per year with a bonus opportunity of up to 50% of his consulting fee after one (1) year of service, which arrangement may be terminated by either party on 60 days’ notice. Mr. Ramat’s consulting fee replaces the $20,000 per month consulting fee of July 16, 2014. Mr. Freiman’s compensation remains at $20,000 per month as Chairman of the Board. In addition to his salary for services as President and Chief Executive Officer of the Company, Mr. Ramat will continue to be paid the consulting fees under a Consulting Agreement with the Company pursuant to which he receives $50,000 per year.

In addition, on September 12, 2014, Messrs. Ramat and Freiman were granted non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per share, are fully vested upon grant, and have a ten-year life.

Note 4 – Collaborative Agreements:

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, for the life of the licensed patents.

Pursuant to the Stanford Agreement, the Company paid a $60,000 license initiation fee to Stanford. The Company is also obligated to pay Stanford: (a) a $10,000 annual license maintenance fee; (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product; and (c) low single-digit royalties on net sales of licensed products.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days’ written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company has agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. The Company has incurred a total of $357,579 in fees, which are all included in the balance sheet as payables as of September 30, 2014.

On July 14, 2014, NBI entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted NBI a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCepsilon, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows NBI to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (the “Mount Sinai Licensed Products”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, NBI is obligated to pay a $25,000 license initiation fee to Mount Sinai. NBI is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval.

Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, NBI may terminate the Agreement at any time upon 60 days’ written notice to Mount Sinai. Further, upon termination, NBI may continue to sell any and all licensed products, provided that NBI will pay Mount Sinai a reduced royalty for licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following the termination of the Mount Sinai Agreement.

The term of the Mount Sinai Agreement began upon signing and will expire with respect to each Mount Sinai Licensed Product on a Mount Sinai Licensed Product-by-Mount Sinai Licensed Product basis and country-by-country basis, from first commercial sale until the later of: (a) expiration of the last to expire Joint Patent Rights covering such Mount Sinai Licensed Product in such country; (b) expiration of any market exclusivity period granted by a regulatory agency with respect to such Mount Sinai Licensed Product in such country; or (c) ten years after the first commercial sale of such Mount Sinai Licensed Product in such country.

Note 5 - Summary of Significant Accounting Policies:

Recently Adopted Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”).  ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods; however, early adoption is permitted.  The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended September 30, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents.  At September 30, 2014, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following at September 30, 2014:

Property and equipment	$48,720
Accumulated depreciation	(613)
Property and equipment, net	$48,107

Depreciation expense for the three and nine months ended September 30, 2014 was $613 compared to $0 for the same periods in 2013.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2014 and December 31, 2013.

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

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. One of those directors, Mr. Singer, is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 40.8% of the Company's outstanding common stock as of September 30, 2014.

Effective October 31, 2012, the Company executed a Technology License and Services Agreement with BRNI, a related party, and NRV II, LLC, another affiliate of BRNI (the “BRNI License Agreement”). Under the terms of the BRNI License Agreement, BRNI provides research services and granted the Company the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Company's completion of a Series A Preferred Stock financing generating net proceeds to the Company of at least $8,000,000 on February 28, 2013. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

The research services provided under the BRNI License Agreement commenced on April 2, 2012. The BRNI License Agreement requires the Company to reimburse BRNI for services rendered (the “Services Reimbursement”) on a pro-rated, 30-month basis, with respect to the period of time elapsed from April 2, 2012 through the date of the Series A Preferred Stock financing on February 28, 2013. BRNI invoiced the Company $1,198,696 for Services Reimbursements through December 31, 2012 and an additional $266,666 from January 1, 2013 to February 28, 2013.

After the initial Series A Preferred Stock financing, the BRNI License Agreement requires the Company to enter into scope of work agreements with BRNI as the preferred service provider, for any research and development services or other related scientific assistance and support services. The Company is not permitted to engage any other person other than BRNI to perform research or development services or other related scientific assistance without prior written consent of BRNI, except under certain circumstances. BRNI and Neurotrope may agree to have a third party provide services identical or similar to such services to Neurotrope in the case where BRNI is demonstrably unable to do so or such third party is demonstrably in a superior position to do so.

In addition to the fees under the Services Reimbursement and scope of work agreements, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee,” commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (a) a pro-rata amount of $1,000,000 in the year the Company completes such financing (b) $1,000,000 per year for five calendar years subsequent to such financing and (c) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License Agreement. The Company had not completed this Series B Financing at September 30, 2014 (see Note 9) and, accordingly, no such fee was due as of that date.

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

On August 21, 2013, the Company and BRNI amended the BRNI License Agreement to clarify certain provisions.

Effective August 28, 2013, the Company signed a statement of work (“SOW”) with BRNI pursuant to the BRNI License Agreement for the further development of its Alzheimer’s disease (“AD”) diagnostic product. Pursuant to the SOW, the Company paid BRNI a total of $1,645,470 in 12 equal monthly installments of $137,123, payable on the first business day of each month. These payments are for operating expenses associated with BRNI’s diagnostic laboratories. Operating expenses that are incurred in excess of this total amount are the responsibility of BRNI unless prior approval is obtained from the Company. The SOW may be extended if BRNI provides the Company with two months advanced notice that the SOW objectives are not met within the initial 12 month period. As of September 30, 2014, BRNI did provide the Company with the requisite notice to extend the term of the SOW and the parties are in negotiation regarding the terms of such extension. Effective November 13, 2013, the Company agreed to another SOW with BRNI pursuant to its licensing agreement (Noted Above) in which the Company has contracted for the further development of its AD therapeutic product. Pursuant to this SOW, the Company paid BRNI $251,939 for related personnel and research services. The Company has expensed this entire amount in the year ended December 31, 2013. No additional expense relating to this SOW was incurred during the nine months ended September 30, 2014.

On March 12, 2014, the Company signed another SOW with BRNI to continue pre-clinical activities relating to the commercialization of the Company’s therapeutic product. The Company paid BRNI the entire total pursuant to this SOW of approximately $465,000 for these services during the nine months ended September 30, 2014.

Note 7 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $19,603,623 for the period from October 31, 2012 (inception) through September 30, 2014. This amount is available for carryforward for use in offsetting taxable income of future years through 2033. The net operating loss carryforward resulted in a deferred tax asset of $6,665,231 at September 30, 2014, which is reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

On February 28, 2013, NBI amended and restated its Certificate of Incorporation to authorize 45,000,000 common shares at a par value of $0.01. On that date, the Company issued 19,000,000 common shares. This recapitalization has been presented retroactively in the accompanying financial statements.

On June 20, 2013, BlueFlash Communications, Inc., a Florida corporation (“BlueFlash”), entered into an Agreement and Plan of Merger (the “Plan of Merger”) with Neurotrope, Inc., its wholly-owned Nevada subsidiary which was incorporated in Nevada on June 13, 2013, pursuant to which BlueFlash merged with and into Neurotrope, Inc. (the “Reincorporation Merger”). The Plan of Merger was amended by the Amendment to Agreement and Plan of Merger between the parties, dated July 10, 2013 (the “Amendment”). The purpose of the merger was to re-domicile BlueFlash from Florida to Nevada, and to effect a name change and recapitalization as described below.

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

Pursuant to the Plan of Merger, among other things, each share of common stock of BlueFlash, $0.0001 par value per share was automatically converted into 2.242 shares of Neurotrope Common Stock.

On August 23, 2013, the Reverse Merger occurred as described in Note 1 above, and all of the outstanding NBI common stock was converted into shares of Neurotrope Common Stock on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a Split-Off Agreement, Neurotrope, Inc. transferred its pre-Reverse Merger business to Marissa Watson, its pre-Reverse Merger majority stockholder, in exchange for the surrender by her and cancellation of 20,178,000 shares of Neurotrope Common Stock.

On September 25, 2014, the Company agreed to issue to a consultant 43,860 shares of common stock as compensation to assist the Company with investment banking and capital raising activities. The Company expensed $25,000 during the period as a general and administrative expense which represented the common stock issuable times the closing market price of the Company’s Common Stock on the date the consultant was engaged.

During the nine months ended September 30, 2014, five holders of 348,000 total shares of Preferred Stock converted that Preferred Stock into 348,000 shares of Neurotrope Common Stock.

Note 9 – Preferred Stock:

Through a series of private placements closed between February and October 2013, NBI issued 23,000,000 preferred shares at $1 per share, resulting in gross proceeds of $23 million. The Company agreed to pay the placement agent in the offering a cash commission of 10% of the gross funds raised from non-Company related investors in the private placement offering (“PPO”). As a result, the Company paid the placement agents cash totaling $2,225,000. In addition, the placement agent received (a) for the first $12,000,000 of gross PPO proceeds, (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of Common Stock equal to 7.5% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A Preferred Stock equal to 2.5% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with a per share exercise price of $1.00; and (b) on gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with an exercise price of $1.00 per share (collectively, the “Agent Warrants”). As a result of the foregoing aggregate placements, the placement agent was issued Agent Warrants to purchase 900,000 shares of the Company’s Common Stock and 1,325,000 shares of the Company’s Series A Preferred Stock.

The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to the common stock and any other class or series of stock that the Company may issue. The Series A Preferred Stock accrues a dividend at an annual rate of $0.08 per share, when and if declared by the Board of Directors of the Company. No dividends have been declared on the Series A Preferred Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs or similar event, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or other class or series of stock, the liquidation amount (which shall equal $1.00 per share) and the amount of any accrued and unpaid dividends as of such distribution or payment date. Each share of Series A Preferred Stock is convertible into common stock at the option of the stockholder at a price of $1.00 per share, subject to adjustment. The Series A shares are subject to mandatory conversion upon the vote of holders of a majority of the outstanding shares of Series A Preferred Stock at any given time, or upon the closing of a sale of common stock to the public at a price of at least $5.00 per share (subject to adjustment in the case of certain events) in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in net proceeds to the Company of at least $30,000,000. The holders of Series A Preferred Stock are entitled to a class vote on certain Company actions, have the right to participate in future offerings and have the right to elect one of five members of the Company board of directors, in addition to certain additional rights and privileges as set forth in the Amended and Restated Certificate of Incorporation and in certain agreements between the Company and the holders thereof.

As of September 2, 2014, the Company and the holders of a majority of the Company’s Series A Preferred Stock entered into an amendment (the “Amendment”) to the Preferred Stockholders Agreement, dated as of August 23, 2013 (the “Preferred Stockholder Agreement”). Under the terms of the Amendment, the parties removed provisions relating to the right of first refusal and certain prohibitions relating to transfers, which were set forth in the Preferred Stockholder Agreement. In addition, the parties made other technical changes to the terms of the Preferred Stockholder Agreement.

Note 10 – Stock Options:

Before the Reverse Merger, our Board of Directors adopted, and our stockholders approved, the 2013 Plan, which provides for the issuance of incentive awards of up to 7,000,000 shares of the Company’s common stock to officers, key employees, consultants and directors. Upon the closing of the Reverse Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued. Of these options: (a) 3,500,000 options were issued to founding stockholders and 54,404 were granted to a consultant, each with a term of ten years, exercisable at $1.75 per common share, 100% of these options vested on the date of grant; (b) 1,050,000 options were issued to four directors (or their affiliates) and 250,000 to a consultant with a term of ten years, exercisable at $1.00 per common share, which vest 20 % per year for each of five years after the date of grant; and; (c) 300,000 options were granted to a consultant with a term of ten years, exercisable at $1.00 per common share which vested 20% on the date of grant and vest 20% per year over the next four years. These options were issued in conversion of options issued by NBI on February 28, 2013.

On January 23, 2014, the Company issued, under the 2013 Plan, 300,000 options to three employees, each with a term of ten years, exercisable at $1.76 per common share. 125,000 of these options vest 25% per year, with accelerated vesting of 25% upon a termination without cause or for good reason, with the remaining 175,000 vesting 20% per year. On March 21, 2014, the Company issued, under the 2013 Plan, 30,000 options to one employee with a term of ten years, exercisable at $2.30 per common share and vests 20% per year commencing on March 31, 2015.

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

On September 12, 2014, the Board granted the Company’s Chief Executive Officer and Chairman non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per common share, are fully vested upon grant and have a term of ten years. Also, the Board granted 300,000 non-qualified stock options to a newly appointed director with a term of ten years, exercisable at $0.60 per common share and vest daily over five years commencing September 12, 2014. The Company also granted incentive stock options to purchase 20,000 shares of the Company’s common stock to one employee with a term of ten years, exercisable at $0.60 per common share and vests 20% per year commencing September 12, 2015.

A summary of the Company’s stock option activity from January 1 to September 30, 2014 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at December 31, 2013	6,249,952	$1.48
Options granted	2,100,000	$1.36
Options terminated	(30,000)	$2.30
Options exercised	0	0
Outstanding at September 30, 2014	8,319,952	$1.45
Options exercisable	4,784,048	$1.54

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2014 was approximately 9.05 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the nine months ended September 30, 2014 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 95.34%; Risk-free interest rate 2.53%; weighted average grant date fair value of $0.75 per common share.

The total stock option-based compensation recorded as operating expense was approximately $931,000 for the nine months ended September 30, 2014 and $594,000 for the three months ended September 30, 2014. All of the stock option-based compensation expense was classified as general and administrative expense.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock and preferred stock reserved for future issuances consisted of the following at September 30, 2014:

	Common Stock Reserved	Preferred Stock Reserved
Common stock warrants outstanding	900,000	0
Preferred stock warrants outstanding	1,217,000	1,217,000
Common stock options outstanding	8,319,952	0
Conversion of Series A Preferred Stock	22,652,000	0
Total	33,088,952	1,217,000

Note 12 – Subsequent Events:

In connection with Dr. New’s termination, effective as of July 16, 2014, NBI and Dr. New entered into a separation agreement and general release on October 9, 2014 (the “Separation Agreement”).

The Separation Agreement states that NBI will pay or provide Dr. New the following: (a) $2,684 within three days of the execution of the Separation Agreement by Dr. New, representing reimbursement of business expenses; (b) a lump sum equal to the total gross amount of $233,000 (less all applicable income and employment taxes and other required or elected withholdings, for which a Form W-2 will be issued to Dr. New); (c) a gross amount of $25,478 (less all applicable income and employment taxes and other required or elected withholdings) for Dr. New’s accrued, unused vacation; (d) reimbursement for the cost of continuing Dr. New’s current health care insurance in the same amount as the net reimbursement amounts paid to Dr. New on a monthly basis immediately prior to July 16, 2014 ($2,974 per month) until the earlier of the date on which Dr. New becomes eligible for medical insurance coverage with a new employer or July 16, 2015; (e) director’s and officer’s insurance coverage covering Dr. New’s actions while a director and/or officer of NBI until July 16, 2020; and (f) $17,000 for reimbursement of Dr. New’s attorneys fees. In addition, the parties agreed that Dr. New’s ownership of any common shares of the company is not affected by the Separation Agreement and that any equity awards Dr. New received pursuant to the 2013 Equity Incentive Plan will be governed exclusively by the terms of such plan.

On October 31, 2014, NBI terminated its Vice President and Chief Medical Officer without cause. Upon termination without cause, his employment agreement with the Company is terminated and conditioned upon the execution of a release, he is entitled to receive severance and accelerated vesting of a portion of his incentive stock option to purchase 31,250 shares of the Company’s common stock which shall terminate, to the extent not previously exercised, upon the expiration of three (3) months from his date of termination.

During October 2014, private placement investors converted 989,000 shares of the Company’s Series A Preferred Stock into 989,000 shares of the Company’s common stock.

As of November 1, 2014, NBI entered into an employment agreement for one (1) year with provisions for automatic renewals, with a new Executive Vice President, Development and Chief Medical Officer. This agreement provides for an annual salary of $325,000 which shall increase at the discretion of the Company’s President. In addition, the employment agreement provides for a signing bonus of $102,083 in total, payable $8,507 monthly (if employed during the applicable payment cycle) and a discretionary bonus of up to 50% of base salary. In connection with his employment and as of his date of hire, the Company’s Compensation Committee authorized a grant of a non-qualified stock option to NBI’s new Executive Vice President and Chief Medical Officer under the 2013 Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $0.71 per share. These options vest 20% per year over five years commencing November 1, 2015.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals and diagnostics, (ii) projections of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks, uncertainties and other influences. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and diagnostics development, insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC and elsewhere in this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, including our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

On August 23, 2013, a wholly-owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged (the “Reverse Merger”) with and into Neurotrope Bioscience, Inc. ( “NBI”). NBI was the surviving corporation in the Reverse Merger and became the Company’s wholly-owned subsidiary. All of the outstanding NBI common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”) and, potentially, a diagnostic test for AD, a discussion of the past financial results of Neurotrope, Inc. (i.e., while operating as BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of NBI, the accounting acquirer, prior to the Reverse Merger, are considered the historical financial results of the Company.

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

Basis of Presentation

References in this section to “Neurotrope,” “we,” “us,” “our,” the “Company” and our “Company” refer to Neurotrope, Inc. and its consolidated subsidiary, NBI.

The unaudited financial statements for our fiscal quarters and nine-month periods ended September 30, 2014 and 2013, include a summary of our significant accounting policies and should be read in conjunction with the discussion below. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in these unaudited financial statements. All such adjustments are of a normal recurring nature.

Overview

NBI was founded as a Delaware corporation in October 2012. The Company’s activities since NBI’s inception through September 30, 2014, were devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology. This technology, licensed by us from BRNI and its affiliate, NRV II, LLC pursuant to a technology license and services agreement (the “BRNI License Agreement”). Prior to being licensed to the Company, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013.  From March 2013 forward, the licensed technology has been funded principally through collaboration by BRNI with NBI. (See the description of NBI financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.”)

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, the Company paid a $60,000 license initiation fee to Stanford. The Company will also pay Stanford (a) a $10,000 annual license maintenance fee, (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, and (c) low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization to conduct Phase 2a clinical trial relating to the evaluation of bryostatin for the treatment of patient’s AD. The Company has agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses.

On July 14, 2014, NBI entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted NBI a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data, and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows NBI to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCepsilon, which includes Niemann-Pick C Disease. Niemann-Pick C Disease is a rare disease, mostly of children who are afflicted with Alzheimer-like symptoms. Pursuant to the Mount Sinai Agreement, NBI will pay a $25,000 license initiation fee to Mount Sinai. NBI will also pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai licensed products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, NBI may terminate the Agreement at any time upon 60 days written notice to Mount Sinai. Further, upon termination, NBI may continue to sell any and all Mount Sinai licensed products, provided that NBI will pay Mount Sinai a reduced royalty for Mount Sinai licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, the Company announced that it had initiated a Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The Company has commenced enrollment and now plans to enroll a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. The Company now plans that six patients will be randomized to receive bryostatin by injection and three will receive a matching placebo control. The primary objective of the clinical trial will be to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study are the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKCε with plasma levels of bryostatin and with improvement in cognitive function.

As of September 30, 2014, the Company had devoted substantially all of its efforts to product development, raising capital and building infrastructure through utilizing its strategic alliances, specifically with BRNI. The Company had not, as of that date, realized any revenues from its planned principal operations.

Strategy

One of the central tenets of BRNI’s and the Company’s research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. We believe that the process of halting and reversing neurodegeneration may be achieved by an improvement in nerve cell viability and synaptic function through activation of an enzyme called protein kinase C (PKC). This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCepsilon (aka PKCε) variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCε in aging subjects is thought to be one of the main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKCε in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

The flagship product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in 1,200 patients at the National Cancer Institute (“NCI”) for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these human trials.

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. Activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

In addition, BRNI is conducting an enhanced access program, formerly known as compassionate use, of Bryostatin-1 in patients with advanced Alzheimer’s disease. The purpose of the program is to provide experimental care to patients and to gain experience in understanding dosing, safety and efficacy of the drug in these patients. In this program, patients receive the drug, with informed consent, under the supervision of licensed physicians who are experts in the care of patients with advanced dementia. Treating physicians monitor safety and clinical outcomes. Thus far, three patients with advanced Alzheimer’s disease have been treated, two of which were treated under an Investigational New Drug Application (IND) cleared by the FDA which is held by BRNI. The study for one of these patients has concluded and the other patient is still being treated after 6 months on the protocol. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll additional patients in the extended access program.We are providing funding and personnel support under the terms of our agreement with BRNI for a modest expansion of this clinical effort in Alzheimer’s disease in the 2014 – 2015 timeframe. It is essential to note that this study is an open label study with no placebo control. We recognize that this study does not meet accepted scientific standards of a rigorous double blind placebo controlled clinical trial. Therefore information derived from this program is purely anecdotal and cannot be used to support any scientific claims regarding either safety or efficacy.

Again, we emphasize that this program does not provide rigorous data regarding safety and efficacy. However, it continues to supply important information that will help us optimize our ongoing clinical trial efforts.

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

Results of Operations

Nine months ended September 30, 2014

Revenues

The Company did not generate any revenues for the nine months ended September 30, 2014.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2014 were $6,870,607 versus $5,796,483 for the nine months ended September 30, 2013, an increase of approximately 19%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to its collaboration with BRNI and the treatment and diagnosis of neurodegenerative diseases, which was partially offset by a decrease in general and administrative expenses.

Research and Development Expenses

	Nine Months ended September 30, 2014				Nine Months ended September 30, 2013
	Therapeutic	Diagnostic	Patents & Licenses	Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party	$474,892	$1,096,984	$337,487	$1,909,363	$0	$456,107	$0	$456,017
Non-Related Party	740,107	0	34,082	774,189	0	0	0	0
Total	$1,214,999	$1,096,984	$371,569	$2,683,552	$0	$456,107	$0	$456,107

For the nine months ended September 30, 2014, the Company incurred $1,909,363 of research and development – related party expenses versus $456,017 for the nine months ended September 30, 2013. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of the Company’s potential therapeutic and diagnostic products. Of these expenses, for the nine months ended September 30, 2014 and 2013, $1,096,984 and $456,017, respectively, related to the continuing development of the Company’s potential AD diagnostic product. In addition, during the nine months ended September 30, 2014, $474,892 related to the development of the Company’s potential AD therapeutic product, and $337,487 was incurred for patent expenses associated with the two licensed technology platforms from BRNI.

For the nine months ended September 30, 2014, the Company incurred $774,189 in research and development expenses versus $0 for the nine months ended September 30, 2013. These expenses were incurred pursuant to developing the potential AD therapeutic product. Of these expenses, for the nine months ended September 30, 2014, $591,455 related to producing and storing drug product for clinical trial patient dosing and the start of the Company’s Phase 2a clinical trial, $88,695 for clinical consulting services, $59,957 was incurred for inventory management of drug product for clinical trials and $34,082 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements.

General and Administrative Expenses

The Company incurred related party general and administrative expenses relating to BRNI and its affiliates totaling $290,262 and $4,114,754 for the nine months ended September 30, 2014 and 2013, respectively, a decrease of approximately 93%. The decrease is primarily attributable to, for the nine months ended September 30, 2014 versus the comparable 2013 period: The payment of a royalty of $0 and $990,150 to BRNI, respectively; $208,569 versus $2,802,797 related to issuance of stock options as a non-cash expense, respectively, and; $81,693 versus $52,000 paid to our prior Chairman for services in that capacity provided to the Company, respectively. In addition, for the nine months ended September 30, 2013, $270,720 of wages, taxes, insurance and consulting fees relating to the Company’s former President and Chief Executive Officer were classified as related party expenses.

The Company incurred $3,896,793 and $1,225,712 of other general and administrative expenses for the nine months ended September 30, 2014 and 2013, respectively, an increase of approximately 218%. Of the amounts for the nine months ended September 30, 2014 versus the comparable 2013 period: $1,443,445 was incurred for wages, vacation pay and taxes, for six employees, including severance and other expenses totaling approximately $284,000 paid to the Company’s former President and Chief Executive Officer, versus $0; $489,807 for ongoing legal expenses versus $581,562 for ongoing legal expenses, plus one-time legal expenses for the BRNI license agreement and closing of the Company’s merger and private placement financing; $714,953 was incurred for outside operations consulting services versus $291,738; $175,769 was incurred for travel expenses, versus $0; $100,908 was incurred for investor relations services versus $0; $125,403 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $188,340; $722,304 for issuance of stock options as a non-cash expense versus $125,688, and; $124,204 was incurred for office supplies, insurance, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $38,383.

Other Income

The Company earned $11,590 of interest income for the nine months ended September 30, 2014 on funds temporarily deposited in an interest bearing money market account versus $0 for the nine months ended September 30, 2013.

Net loss and earnings per share

The Company incurred losses of $6,859,017 and $5,796,483 for the nine months ended September 30, 2014 and 2013, respectively. The increased loss was primarily due to the Company’s increased activities and new employee hiring during the current period. Earnings per share were ($0.31) and ($0.27) for the nine months ended September 30, 2014 and 2013, respectively. The increase in loss per share is primarily attributable to the increase in the Company’s operating loss for the current period.

Three months ended September 30, 2014

Revenues

The Company did not generate any revenues for the three months ended September 30, 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2014 were $3,144,315 versus $4,470,938 for the three months ended September 30, 2013, a decrease of approximately 30%. The decrease in operating expenses was due primarily to several factors including the decrease in related party general and administrative expenses incurred in 2013 relating to the licensing of the BRNI technology, offset by: the acceleration of product research and development activities, relating to its collaboration with BRNI and other outside parties, to treating and diagnosing neurodegenerative diseases; general and administrative expenses for salaries, overhead and public company-related activities.

Research and Development Expenses

	Three Months ended September 30, 2014				Three Months ended September 30, 2013
	Therapeutic	Diagnostic	Patents	Total	Therapeutic	Diagnostic	Patents	Total
Related Party	$368,361	$274,246	$203,528	$846,135	$0	$137,123	$0	$137,123
Non-Related Party	368,221	0	0	368,221	0	0	0	0
Total	$736,582	$274,246	$203,528	$1,214,356	$0	$137,123	$0	$137,123

For the three months ended September 30, 2014, the Company incurred $846,135 of research and development – related party expenses versus $137,123 for the three months ended September 30, 2013. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of the Company’s potential therapeutic and diagnostic products. Of these expenses, for the three months ended September 30, 2014 and 2013, $274,246 and $137,123, respectively, related to the continuing development of the Company’s potential AD diagnostic product. In addition, during the three months ended September 30, 2014, $368,361 related to the development of the Company’s potential AD therapeutic product, and $203,528 was incurred for patent expenses associated with the two licensed technology platforms from BRNI.

For the three months ended September 30, 2014, the Company incurred $368,221 of research and development expenses versus $0 for the three months ended September 30, 2013. These expenses are incurred in connection with developing the potential AD therapeutic product. Of these expenses, for the three months ended September 30, 2014, $325,349 related to producing and storing drug product for clinical trial patient dosing and the start of the Company’s Phase 2a clinical trial, $8,790 was incurred for inventory management of drug product for clinical trials and $34,082 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements.

General and Administrative Expenses

The Company incurred related party general and administrative expenses relating to BRNI and its affiliates totaling $101,995 and $3,454,427 for the three months ended September 30, 2014 and 2013, respectively, a decrease of approximately 97%. The decrease is primarily attributable to: The payment of a royalty of $0 and $520,251 to BRNI, respectively; $74,302 versus $2,802,797 related to issuance of stock options as a non-cash expense, respectively, and; $27,693 versus $27,000 paid to our prior Chairman for services provided to the Company, respectively. In addition, for the three months ended September 30, 2013, $98,589 of wages, taxes, insurance and consulting fees relating to the Company’s former President and Chief Executive Officer were classified as related party expenses, and $5,790 was incurred in travel expenses for the three months ended September 30, 2013.

The Company incurred $1,827,964 and $879,388 of other general and administrative expenses for the three months ended September 30, 2014 and 2013, respectively, an increase of approximately 108%. Of the amounts for the three months ended September 30, 2014 versus the comparable 2013 period: $646,877 was incurred for wages, vacation pay and taxes, for six employees, including severance and other expenses totaling approximately $284,000 paid to the Company’s former President and Chief Executive Officer, versus $0; $249,970 for ongoing legal expenses versus $427,944 for ongoing legal expenses, plus one-time legal expenses for the BRNI license agreement and closing of the Company’s merger and private placement financing; $351,134 was incurred for outside operations consulting services versus $209,390; $42,339 was incurred for travel expenses, versus $0; $67,263 was incurred for investor relations services versus $0; $31,608 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $85,727; $405,037 for issuance of stock options as a non-cash expense versus $125,688, and; $33,736 was incurred for office supplies, insurance, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $30,639.

Other Income

The Company earned $2,707 of interest income for the three months ended September 30, 2014 on funds temporarily deposited in an interest bearing money market account versus $0 for the three months ended September 30, 2013.

Net loss and earnings per share

The Company incurred losses of $3,141,608 and $4,470,938 for the three months ended September 30, 2014 and 2013, respectively. The decreased loss was primarily due to the Company’s payments to BRNI for administrative services offset by increased activities and a new employee hiring during the current period. Earnings per share were ($0.14) and ($0.21) for the three months ended September 30, 2014 and 2013, respectively. The decrease in loss per share is primarily attributable to the decrease in the Company’s operating loss for the current period.

Financial Condition, Liquidity and Capital Resources

Since the inception of NBI, the Company has primarily devoted its efforts to negotiating the BRNI license agreement and using BRNI’s and its own resources to further the development of the Company’s therapeutic and diagnostic products candidates toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, the Company incurred negative cash flows from operations.  As of September 30, 2014, the Company had an accumulated deficit of $15,888,383 and had working capital of $8,987,243 as compared to working capital of $14,890,387 as of December 31, 2013. The $5,903,144 decrease in working capital was attributable to the Company’s expenditures relating to development of a potential therapeutic and potential diagnostic product and general and administration expenses which resulted in a net loss of $6,859,017 offset by non-cash expenses of $955,873 for the nine months ended September 30, 2014.

Sources and Uses of Liquidity

Since inception, the Company has satisfied its operating cash requirements from the private placement of Series A Stock sold principally to outside investors.

In February 2013, through a private placement, the Company issued 9,073,300 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $9,073,300. In connection with the closing of the private placement, the Company paid a placement agent $882,330. In May 2013, the Company issued an additional 1,313,325 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,313,325, on which the Company paid a placement agent $131,332. In August 2013, through an additional private placement, the Company issued 11,533,375 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $11,533,375. In connection with the closing of the August 2013 private placement, the Company paid a placement agent $1,103,338. Further, NBI became a wholly-owned subsidiary of a publicly traded company in the Reverse Merger, which management believes will provide additional alternatives to issue securities and raise capital in the future. In October 2013, through an additional private placement, the Company issued 1,080,000 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,080,000. In connection with the closing of the private placement, the Company paid a placement agent $108,000.

As of September 30, 2014, the Company had cash and cash equivalents totaling $10.1 million, which decreased to approximately $9.2 million as of the date of this report. Management believes the Company has sufficient capital to fund the Company for at least the next 12 months of operations. However, if our operating plan changes or we incur significant unanticipated expenses, we may require additional capital before this timeframe in order to meet this goal. In October 2014, we engaged a financial advisor to assist us with fund-raising activities, though no transactions are imminent. The financial advisor received 43,860 restricted shares of our common stock as partial consideration for the services.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are not effective due to the material weakness resulting from a limited segregation of duties among our employees with respect to our control activities. This deficiency is the result of our limited number of employees. This deficiency may affect management's ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Management has affected certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company will implement hiring additional personnel to allow for segregation of duties, when resources permit.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below in Item 5, there have been no other unregistered sales of equity securities during the quarter ended September 30, 2014.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

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

On July 23, 2014, Messrs. Ramat and Freiman, respectively, directors of the Company, then Co-Chairmen of the Board, and Co-Chief Executive Officers of the Company on an interim basis, were each granted an option to purchase 400,000 shares of Common Stock for their extraordinary services as directors, Co-Chairmen of the Board, and Co-Chief Executive Officers of the Company, and Messrs. Haft, Gottlieb and Singer, directors of the Company, were each granted an option to purchase 100,000 shares of common stock for the extraordinary services they have been providing to the Company and their future services to the Company. The options were granted under the 2013 Plan.

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

On September 12, 2014, the Board granted the Company’s Chief Executive Officer and Chairman non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per common share, are fully vested upon grant and have a term of ten years. Also, the Board granted 300,000 non-qualified stock options to a newly appointed director with a term of ten years, exercisable at $0.60 per common share and vest daily over five years commencing September 12, 2014. The Company also granted incentive stock options to purchase 20,000 shares of the Company’s common stock to one employee with a term of ten years, exercisable at $0.60 per common share and vests 20% per year commencing September 12, 2015.

On September 25, 2014, the Company agreed to issue to a consultant 43,860 shares of common stock as compensation to assist the Company with investment banking and capital raising activities.

These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities.

ITEM 6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

3.1	Articles of Incorporation of Neurotrope, Inc. (incorporated by reference from Exhibit 3.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Amended and Restated By-Laws of Neurotrope, Inc. (incorporated by reference from Exhibit 3.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.1	Amendment No. 1 to the Preferred Stockholders Agreement, dated as of September 3, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on September 5, 2014)

10.2	Confidential Separation Agreement and General Release, dated as of October 9, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on October 10, 2014)

10.3	Employment Agreement between Neurotrope BioScience, Inc. and Dr. Warren Wasiewski, made as of November 1, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2014	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

