Form 10-K
period 2014-12-31
Neurotrope, Inc.
filed 2015-03-26
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington , D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2014

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of	46-3522381
Incorporation or Organization)	(I.R.S. Employer Identification No.)

50 Park Place, Suite 1401
Newark, New Jersey	07102
(Address of Principal Executive Offices)	(Zip Code)

973-242-0005
(Registrant’s Telephone Number, including area code)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes☐ No ☒

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $560,429 based on the average bid and asked price of such common equity on the OTC Markets (OTCQB). (For purposes of determining this amount, only directors, executive officers, and 10% or greater shareholders and their respective affiliates have been deemed affiliates).

As of March 19, 2015, there were 26,795,258 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K. Such Proxy Statement will be filed within 120 days of the end of the fiscal year covered by this Annual report on Form 10-K.

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

PART 1

Item 1. Business.

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation), and its subsidiary.

History

The Reverse Merger and Split-Off

We were incorporated as BlueFlash Communications, Inc. in Florida on January 11, 2011. Prior to the Reverse Merger and Split-Off (each as defined below), our business was to provide software solutions to deliver geo-location targeted coupon advertising to mobile internet devices.

On August 9, 2013, we reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was the surviving corporation in this reincorporation merger. As a result of this reincorporation merger, (i) we changed our name to Neurotrope, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Nevada, (iii) we increased our authorized capital stock from 300,000,000 shares of common stock, par value $0.0001, to 300,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001, (iv) each share of BlueFlash Communications, Inc., common stock outstanding at the time of the reincorporation merger was automatically converted into 2.242 shares of Neurotrope, Inc., common stock, with the result that the 10,200,000 shares of common stock outstanding immediately prior to the reincorporation merger was converted into 22,868,400 shares of common stock outstanding immediately thereafter.

In addition, in connection with the reincorporation, we changed our fiscal year from a fiscal year ending on January 31 of each year to one ending on December 31 of each year.

On August 23, 2013, our wholly owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 (“Acquisition Sub”) merged (the “Reverse Merger”) with and into Neurotrope BioScience, Inc., a corporation incorporated in the State of Delaware on October 31, 2012 (“Neurotrope BioScience”). Neurotrope BioScience was the surviving corporation in the Reverse Merger and became our wholly owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of our common stock, par value $0.0001 per share, on a one-for-one basis.

In connection with the Reverse Merger and pursuant to that certain Split-Off Agreement, dated as of August 23, 2013, by and among Neurotrope, Inc., Blue Flash Communications Corp. and Marissa Watson), we transferred our pre-Reverse Merger business to our pre-Reverse Merger majority stockholder, in exchange for the surrender by her and cancellation of 20,178,000 shares of our common stock (“Split-Off”).

As a result of the Reverse Merger and Split-Off, we discontinued our pre-Reverse Merger business and acquired the business of Neurotrope BioScience, and will continue the existing business operations of Neurotrope BioScience as a publicly-traded company under the name Neurotrope, Inc. Immediately following the Reverse Merger, the business of Neurotrope BioScience became our business. Neurotrope was formed for the primary purpose of commercializing the technologies developed by the Blanchette Rockefeller Neurosciences Institute (“BRNI”) for therapeutic and diagnostic applications for Alzheimer’s disease (“AD”) and other cognitive dysfunctions.

Also on August 23, 2013, Neurotrope BioScience closed a private placement of 11,533,375 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $11,533,375 (before deducting placement agent fees and expenses of the offering of approximately $1,500,000). Neurotrope BioScience had previously closed between February and May 2013 on private placements of 10,386,625 shares of its Series A convertible preferred stock, for a purchase price of $1.00 per share, for aggregate gross proceeds of $10,386,625 (before deducting placement agent fees and expenses of the offering). These private placement offerings (the “PPO”) were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D promulgated by the SEC thereunder. The PPO was sold to “accredited investors,” as defined in Regulation D. All of the outstanding Neurotrope BioScience Series A convertible preferred stock was converted into shares of our Series A convertible preferred stock (the “Series A Preferred Stock”) on a one-for-one basis in the Reverse Merger.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Merger will be replaced with the historical financial statements of Neurotrope BioScience prior to the Merger in all future filings with the SEC.

As described above, our authorized capital stock currently consists of 300,000,000 shares of common stock, par value $0.0001, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001, 24,325,000 of which has been designated as Series A Preferred Stock. Our common stock is quoted on the OTC Market (OTCQB) under the symbol “NTRP.”

Our principal executive offices are located at 50 Park Place, Suite 1401, Newark, New Jersey 07102. Our telephone number is 1-973-242-0005. Our website address is www.neurotropebioscience.com.

Neurotrope BioScience

Neurotrope BioScience was incorporated on October 31, 2012, under the laws of the State of Delaware for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic and diagnostic applications for AD and other cognitive dysfunctions. The Company has been principally focused on developing two product platforms, a drug candidate called bryostatin for the treatment of AD and our diagnostic test for AD, both of which are in the clinical testing stage.

On October 31, 2012, Neurotrope BioScience entered into the Technology License and Services Agreement, the BRNI License, with the BRNI and its affiliate NRV II, LLC, pursuant to which we were granted an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. On February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement that further amended and restated the BRNI License. (For additional information, see “Business—Intellectual Property—Technology License and Services Agreement.”) Neurotrope BioScience was formed for the primary purpose of commercializing certain technologies, which were initially developed by BRNI, for therapeutic or diagnostic applications for AD or other neurodegenerative disorders. These technologies have been under development by BRNI since 1999 and, up until March 2013, were financed by BRNI through significant funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health (which is part of the U.S. Department of Health and Human Services) and contributions from individuals). From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience.

Bryostatin is a potent modulator of the enzyme protein kinase C epsilon (“PKCe”). In preclinical in vivo models, this effect has been shown to play an important role in slowing or reversing AD and restoring cognition, memory and motor skills.

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

BRNI is conducting an enhanced access program of Bryostatin-1 in patients with advanced AD. Thus far, three patients with advanced AD have been treated, two of which were treated under an Investigational New Drug (“IND”) application cleared by the Food and Drug Administration (“FDA”) which is held by BRNI. The study for one of these patients concluded in 2014 and the other patient is still being treated after 6 months on the protocol. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll additional patients in the extended access program. We are providing funding and personnel support under the terms of our agreement with BRNI for a modest expansion of this clinical effort in AD in 2015.

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKCe with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced (i) that preliminary assessment of PKCe levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and (ii) there was no measurable improvement in cognition in this mildly impaired patient population.

In addition to bryostatin and the diagnostic test for AD, we intend to pursue development of selected other technology platforms with applications related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology or technology available from third party licensors or collaborators.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it was estimated that 36 million people worldwide had AD in 2010. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the U.S. in 2014, 5.2 million people are estimated to have AD, and approximately 96% of these people are older than 65 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKCe, represents a novel mechanism in the armamentarium of potential AD drug therapies.

Figure 1. Different Pharmacologic Targets being pursued for the Treatment of AD 1

It has been shown that, during several years preceding the diagnosis of dementia associated with AD, there is a gradual cognition decline, which at first may have rather benign characteristics. Entering the mild cognitive impairment (“MCI”) phase of the disease marks progression of AD to the point where there is a significant loss of synapses (the junctions between nerve cells) preventing effective neurotransmission (Figure 2). This precursor phase transitions into mild, moderate and, finally, severe stages of the disease that are characterized by greater systemic loss of neurons in the brain tissue.

Figure 2. Early Diagnosis of AD is Essential to Effective Treatment 2

This progressive degeneration produces some abnormalities in the brain’s neurotransmitter systems. Multiple failures in acetylcholine and glutamate neurotransmitter systems (neurotransmitters) appear to underlie some of the symptomology of AD, and thus these systems have become targets for pharmacologic intervention.

The loss of neuronal function and neuronal cell death is also related to the abnormal processing of β amyloid (“Aβ”) peptide, ultimately leading to the formation of Aβ plaques (protein deposits) in the brain. As illustrated in Figure 2, this amyloid load in the brain usually becomes marked before the symptoms of the MCI phase appear in AD patients.

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

1 Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

2 Lancet Neurol. 2010;9,119. CR Jack et al, “ Hypothetical model of dynamic biomarkers of the Alzheimer’s pathological cascade”

We believe the current failures of therapies clearing formed amyloid come from an incorrect view of the process. In our view, amyloid plaques are one of the pathologic hallmarks of AD, but cognitive deficits and synaptic loss can often occur in AD patients in the absence of amyloid plaques. We believe the appearance of these plaques is not necessarily linked to the death of neurons or synapses, and that the elimination of the plaques does not restore cognitive function as already demonstrated in extensive clinical testing with pathologic correlates. However, we believe that the soluble amyloid pre-plaque oligomers do appear to be important in the progression of the disease.

In animal studies, BRNI found that PKCe activation in neurons targets the loss of synapses in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, i.e. the elevation of the toxic Aβ peptide, the loss of neurons, the appearance of plaques, and the loss of cognitive function.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With 36 million people worldwide estimated to have had AD in 2010, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

We believe the markets for drugs, therapies or diagnostics to treat and analyze AD exist exclusively in the developed world and principally comprise the North American, European and Japanese markets. The aggregate AD market is subdivided into four distinct segments, which are shown in Figure 3, as are the projected compounded annual growth rates (“CAGRs”) for these segments over the 2009-2014 timeframe.

Sales of the major drug therapies available only by prescription are reported in Figure 3, which includes, among others, the acetylcholinesterase inhibitors (Exelon®, Razadyne®, and Aricept®) and the glutamate antagonist, Namenda®.3 These drugs are approved for the symptomatic treatment of the cognitive aspects of AD but have no meaningful effect on disease progression, giving only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2011 in excess of approximately $6 billion, according to a BBC Research Report. The negative CAGR for this segment reflects the fact that this class of drugs faces generic competition over the timeframe considered.

Figure 3. Global Market for AD ($ mm): 2009-2014 4

Market Segments	2009	2014	CAGR% 2009-14
Prescription Drugs for AD	5,947	5,211	-2.6%
Diagnostics / Biomarkers	1,164	2,855	19.6%
Therapeutics for Treatment of Symptoms	567	726	5.1
Imaging	361	852	18.7
Total	8,040	9,644	3.7

A much higher growth rate is projected for the use of biomarkers and diagnostics over the 2009-2014 timeframe. The use of techniques or tools to measure disease progression and clinical trial endpoints are, in our estimation, in high demand across the industry. We believe that there is currently no diagnostic test for AD that has achieved significant market penetration.

The “Therapeutics for Treatment of Symptoms” category cited in Figure 3 represents drugs from other classes that are being used to temporarily treat some of the symptoms of AD. 5

3 Exelon is a registered trademark of Novartis AG Corporation; Razadyne is a registered trademark of Johnson & Johnson Corporation; Aricept is a registered trademark of Eisai R&D Management Co., Ltd. Corporation; and Namenda is a registered trademark of Merz Pharma GmbH & Co.

4 BCC Research Report PHM062A AD Therapeutics and Diagnostics: Global Markets, January 2010. Available at http://www.bccresearch.com/market-research/pharmaceuticals/alzheimers-disease-therapeutics-phm062a.html.

5 See footnote 3.

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

Dead or dying neurons cannot be returned to function, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine. 6

In contrast, we believe that our data from various preclinical animal models demonstrates that activation of PKCe in central nervous system neurons improves neuronal vitality and function in areas of the brain damaged by AD, resulting in the improvement of memory and cognition.

Synaptogenesis

We believe that deficient activity or low concentrations of PKCe in aging subjects is one of the main causes of the neurodegeneration seen in AD. The schematic in Figure 4 illustrates only a portion of the changes mediated by PKCe, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

Figure 4. PKCe Activation Involves 5 Different Mechanisms to Stop the Progression of AD 7

Activation of PKCe has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes are effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCe activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 5.

6 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.

7 Based on unpublished BRNI research.

Figure 5. Therapeutic targets for neuroregeneration through PKCe activation

Treatment of AD by Stimulating Synaptic Regeneration and Prevention of Neuronal Death

BRNI’s research program in this area lies outside the conventional wisdom that has dominated research efforts in the industry. The pathology of AD likely has multiple layers in its development, and the accumulating presence of tau phosphorylated tangles and Aβ are causative factors in the poisoning of neurons and the resultant cognitive and memory disorders. However, once this process presents clinical manifestations of AD, restoring synaptic function thus far has not been effectively achieved by removing Aβ plaques with experimental drug interventions. Once neurons are poisoned with Aβ, the loss of function to the patient has been irreversible.

BRNI’s and our approach is to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches in these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized at the microscopic level in the neuronal cells of rats whose neurons have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKCe. The new growth of dendritic trees on the damaged neurons creates a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKCe activator produces better outcomes in tests measuring restored animal cognitive function.

PKCe Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also stopped the decrease of PKCe and the increase of soluble amyloid. 8

In cell tissue cultures, the difference in morphology between neurons damaged by the application of ASPD (a modified form of Aβ) as compared to neurons activated by the application of bryostatin + retinoic acid (a metabolite of vitamin A) is seen in Figure 6. Treatment with bryostatin, through PKCe activation, stimulates the regeneration of neurons and the formation of new synaptic connections.

Figure 6. Synaptogenesis in Hippocampus Neurons 9

8 Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

9 Based on unpublished BRNI research.

The Central Role of PKCe in Maintaining Neuron Structure and Function

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

Decreased amyloid formation from PKCe activation results from an increase in the rate of Aβ degradation by ECE (endothelin converting enzyme) and induction of αsecretase cleavage of amyloid precursor protein (the precursor molecule to Aβ) through phosphorylation of an enzyme known as Erk. In rodent models genetically predisposed to forming large amounts of amyloid deposits in their brains, PKCe activation was found to interrupt the ongoing formation of amyloid, suggesting that this approach may delay the progression of AD.

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

We have licensed a body of biomedical research from BRNI that is comprised of new methods and drug prototypes designed to stimulate neuronal regeneration. For additional information, see “Business—Intellectual Property—Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and learning disorders.

Drug Prototypes That Treat AD through Regeneration

BRNI has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCe. Representative structures of bryostatin and a lead PUFA analog are shown in Figure 7.

Figure 7. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCe10

Ki values = effective concentration of the drug in achieving 50% activation of PKCe

These molecules activate PKCe by binding to two different and distinct active sites on the enzyme. The natural ligands that bind to these sites are diacylglycerol and phosphatidylserine. Bryostatin acts as a mimetic (mimic) for diacylglycerol by binding to the diacylglycerol site and, similarly, the PUFA analogs act as mimetics for phosphatidylserine by binding to the phosphatidylserine site.

Part of the hierarchal array of in vitro and in vivo tests useful in optimizing the potency of our potential drug prototypes is displayed in Figure 8.

10 Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “ Neuroprotective versus Tumorigenic protein kinase C activators”

Figure 8. Optimization of PKCe Activation Effects in Lead Drug Candidates: Array of in vitro and in vivo Test Models11

Bryostatin

Our lead product candidate is bryostatin. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Bryostatin is a PKCα and e activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,200 patients at the NCI for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials.

It was discovered that at a much lower dose than what was used in these anticancer trials, bryostatin is a potent activator of PKCe and may have efficacy in treating AD. As described above, activation of PKCe has now been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

The NCI has entered into a material transfer agreement with BRNI to provide the bryostatin required for pre-clinical research as well as the Phase 2 clinical trials planned by the Company. The clinical material transfer agreement specifies that BRNI retains all of the bryostatin intellectual property. Our license agreement with BRNI (see “Business—Intellectual Property—Technology License and Services Agreement”) permits our access to new bryostatin clinical trial data and information held by the NCI, as well as past clinical, safety and toxicity data compiled by the NCI during the time this drug was being evaluated for its anticancer properties. See Item 1A, “Risk Factors—We are dependent upon the NCI to supply bryostatin for our clinical trials.”

BRNI previously conducted an exploratory evaluation of bryostatin on a compassionate use basis in AD patients who have an inherited form of AD, frequently called familial AD, under an FDA approved study protocol. Familial AD results from one of four major mutations in the genome, and this mutation is passed on from generation to generation within a family that carries the defective gene. The tragic consequence of familial AD is that it strikes its victims at an early age, often while they are in their twenties. The aggressive progression of familial AD can render these patients in the terminal stages of AD in their late 30s and early 40s.

11 Based on unpublished BRNI research.

Effective November 13, 2013, we agreed to a statement of work with BRNI pursuant to which we contracted for the further development of our potential therapeutic product. Pursuant to this statement of work, we paid BRNI $251,939 for related personnel and research services. BRNI completed the services pursuant to this statement of work in 2014.

As of March 12, 2014, we entered into a statement of work with BRNI to continue pre-clinical activities relating to the commercialization of our therapeutic product. We paid BRNI the entire total pursuant to this statement of work of approximately $465,000 during the year ended December 31, 2014. BRNI completed the services pursuant to this statement of work in 2014.

Bryologs

On May 12, 2014, we entered into a license agreement (the “Stanford License”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford has granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under three issued U.S. patents and one pending U.S. patent and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, collectively referred to as the Licensed Field of Use, for the life of the licensed patents.

As mentioned above, our initial drug candidate, bryostatin, is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. However, it takes large quantities of biomass harvested from the oceans to produce even small quantities of bryostatin, and supply is limited.

Stanford researchers have synthesized a large family of bryologs over a number of years as part of a research program to define the essential molecular features critical to bryostatin’s biological activity. The bryologs are easier to produce than bryostatin due to their less complex chemical structures. They represent a collection of potential drug candidates, some of which we expect to advance to clinical trials for the treatment of several neurodegenerative diseases such as ischemic stroke, Fragile X Syndrome, traumatic brain injury and AD, although there can be no assurance that we will be successful in doing so. We plan to advance a bryolog drug candidate into clinical development in the 2016 timeframe.

We are required by the Stanford License to use commercially reasonable efforts to develop, manufacture, and sell products (“Licensed Products”) in the Licensed Field of Use. In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specified milestone payments to Stanford. We will also pay Stanford royalties on net sales (as defined in the Stanford License), if any, of Licensed Products.

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that product based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.”

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at BRNI and evaluated for their PKCe activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKCe at a different site. We believe the PUFA analogs represent a potential source for follow-on drug candidates. PKCe activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we would plan to advance a drug prototype from this chemical family.

Diagnostic Test for AD

If accurate biomarkers are established to allow clinicians to make an early diagnosis of AD and a determination of its severity, drug treatment of AD could start earlier and perhaps delay its progression and end-stage consequences.

The definitive determination of AD in patients is currently achieved only after death upon autopsy; clinicians are unable to definitively diagnose the disease in living patients. BRNI’s research on the role of PKCe in neuroregeneration has allowed it to develop different peripheral biomarkers that appear to have a high correlation level with the presence of AD. BRNI has developed three peripheral biomarkers whose expression is mediated by PKCe.

Using fibroblasts (a type of cell) obtained from a small skin biopsy, a series of in vitro tests are used to amplify the expression of these biomarkers, which we believe can be used to detect AD. The skin fibroblast displays the same basic pathophysiology indicative of AD as a neuron in the central nervous system. At present, there have been four studies of our diagnostic test involving a total of approximately 140 patients, which have analyzed AD patients, patients with mixed dementia (AD plus other dementia), patients with non-AD dementia and normal (or “control”) patients.

Effective August 28, 2013, we signed a statement of work (the “2013 SOW”) with BRNI pursuant to the BRNI License, whereby we contracted for the further development of its AD diagnostic product. The project was intended to validate each of three biomarkers in a heterogeneous patient population to determine sensitivity and selectivity parameters for each biomarker, or combination of biomarkers, to detect AD. The three biomarkers to be evaluated were: the PKCe levels, the Erk1/2 ratios, and the fibroblast morphology test. Pursuant to the 2013 SOW, we paid BRNI a total of $1,645,470 in twelve equal monthly installments of $137,123. These payments were for operating expenses associated with BRNI’s diagnostic laboratories. The February 2015 SOW (as defined below) terminated and replaced the 2013 SOW, and the parties agreed that neither party has or shall have any rights, claims damages or obligations for services or costs pursuant to the 2013 SOW.

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

February 2015 SOW

On February 4, 2015, we entered into a Statement of Work and Account Satisfaction Agreement with BRNI (the “February 2015 SOW”), which was effective as of October 1, 2014 and continues until September 30, 2015.

Pursuant to the February 2015 SOW, we agreed, among other things, to pay BRNI twenty thousand dollars ($20,000) in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding our contract with Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann-Pick Type C disease.

Under the February 2015 SOW, Neurotrope BioScience also agreed to pay BRNI two million four hundred thousand dollars ($2,400,000) in service fees and other amounts payable at a rate of two hundred thousand dollars ($200,000) per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first six hundred thousand dollars ($600,000) of payments satisfy certain outstanding amounts owed to BRNI. In consideration for the February 2015 SOW, in addition to the terms described above, BRNI also agreed to (a) use commercially reasonable efforts to enroll, at no cost to Neurotrope BioScience, at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the February 2015 SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKC epsilon platform to treat Fragile X disease, along with various other terms and conditions, (f) conduct initial research on PUFA derivatives for the purpose of developing a commercially usable PKCe activator and (g) provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKCe activator. Furthermore, BRNI agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage.

In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience agreed, that within a reasonable time, it will reimburse a third party for services BRNI received from such third party in the amount of one hundred fifty thousand dollars ($150,000) in connection with BRNI’s former diagnostic trial program with such third party so that BRNI can receive certain codes to unblind patient data from its earlier program. Also, under certain conditions, Neurotrope BioScience has agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience does not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the diagnostic test will revert to BRNI and Neurotrope BioScience will no longer be licensed thereto.

Intellectual Property

Technology License and Services Agreement

On February 4, 2015, Neurotrope BioScience, BRNI and NRV II, LLC entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License”), which further amended and restated the Technology License and Services Agreement dated as of October 31, 2012, as amended by Amendment No. 1 dated as of August 21, 2013.

Pursuant to the BRNI License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the BRNI License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic and diagnostic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the BRNI License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License.

Notwithstanding the above license terms, BRNI and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to Neurotrope BioScience or to perform other activities in connection with the BRNI License.

Under the BRNI License, Neurotrope BioScience may not enter into sublicense agreements with third parties except with BRNI’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the BRNI License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that Neurotrope BioScience entered into with a third party pursuant to the terms of the BRNI License will be licensed to BRNI and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to BRNI.

We are required to pay to BRNI a royalty in an amount of up to 5% of our revenues in connection with the licensed technology depending upon the percentage of our ownership held by Neuroscience Research Ventures, Inc., which is an affiliate of BRNI (the amount of the royalty generally increases as the percentage ownership by Neuroscience Research Ventures, Inc. decreases). Within 30 days after our receipt of any amount of capital raised in a financing prior to a public offering, we are required to pay to BRNI 5% of such amount as an advance payment of future royalties. In addition, upon the February 28, 2013 closing on the sale of Neurotrope BioScience Series A Stock, we were required to pay BRNI a fee in the amount of approximately $1.6 million.

Under the BRNI License, BRNI and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, pursuant to the license agreement dated October 31, 2012 and amended on August 21, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by BRNI pursuant to a statement of work that the parties enter into pursuant to the BRNI License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by BRNI not pursuant to a statement of work (the “Jointly Owned Data”). BRNI has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the BRNI License or following any expiration of the BRNI License other than an expiration that is the result of a breach by Neurotrope BioScience of the BRNI License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”) provided, however, BRNI may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the BRNI License. Also, BRNI granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain BRNI data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the BRNI License.

The BRNI License further requires us to pay BRNI (i) a fixed research fee equal to a pro-rata amount of $1 million in the year during which we close on a $25 million round of financing, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License.

The term of the BRNI License continues until the later of the date (i) the last of the licensed patents expires, is abandoned or is declared unenforceable or invalid (in each case, determined in accordance with the BRNI License) and (ii) the last of the licensed technology enters the public domain. BRNI has the right to terminate the BRNI License after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the BRNI License and does not cure such material breach within 60-days from notice of such material breach from the non-breaching party, for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or in the event of the termination of that certain Stockholders Agreement dated August 23, 2013, with respect to us.

Our Licensed Intellectual Property

We have licensed from BRNI an extensive intellectual property portfolio that includes issued patents, pending patent applications and provisional patent applications, in the U.S. and elsewhere, which, we believe, together cover these key pharmaceutical markets. A method of use patent has been issued to BRNI that covers the use of the PUFA family of molecules for the same therapeutic applications.

We believe the BRNI License provides us rights to the patents and technologies required to develop our proposed products. The patents and technologies licensed to us pursuant to the BRNI License include, without limitation, the following:

·	therapies based on bryostatin and PUFA chemical families;

·	in vitro diagnostic approaches to detect AD; and

·	methods for treating AD.

A number of BRNI’s patent applications for treatment of neurological disorders have been under active prosecution for many years and have been the subject of multiple rejections for anticipation and/or obviousness based on prior art. There are no guarantees that BRNI’s pending patent applications will issue into commercially meaningful patents. If these patent applications are not approved or successfully prosecuted, then we will attempt to seek other means of protecting its proprietary position including, but not limited to, trade secrets, proprietary formulations and methods, etc.

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of the bryostatin drug product which is suitable for use in man. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreements entered into and between the NCI and BRNI.

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize either the AD diagnostic system or the PKCe activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. See the Risk Factors captioned “Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection.” “Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.” under “Risk Factors—Risks Related to our Business.”

We also have the right to re-license certain patents and patent applications in certain jurisdictions that we had licensed under the BRNI License but had previously elected to relinquish. In the event that we decide to re-license any of such patents and/or patent applications, then we are required to reimburse BRNI for all of the attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to such patents and/or patent applications that have been incurred since we elected to relinquish them under the BRNI License.

Governmental Regulation and Product Approval

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

United States Regulation of Drugs

Before any drug product can be marketed in the United States, it must receive approval from the FDA. To receive this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products.

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

·	preclinical laboratory and animal tests;

·	submission of an IND, which must become effective before human clinical trials may begin;

·	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

·	pre-approval inspection of manufacturing facilities and selected clinical investigators;

·	Submission of a New Drug Application (“NDA”) to the FDA; and

·	FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board for each medical center proposing to participate in the conduct of the clinical trial, must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center.

Clinical Trials

Clinical trials for new drug candidates are typically conducted in three sequential phases that may overlap. In phase 1, the initial introduction of the drug candidate into healthy human volunteers, the emphasis is on testing for safety or adverse effects, dosage, tolerance, metabolism, distribution, excretion, and clinical pharmacology. Phase 2 involves studies in a limited patient population to determine the initial efficacy of the drug candidate for specific targeted indications, to determine dosage tolerance and optimal dosage and to identify possible adverse side effects and safety risks. Once a compound shows evidence of activity and is found to have an acceptable safety profile in phase 2 evaluations, pivotal phase 3 trials are undertaken to more fully evaluate clinical outcomes and to establish the overall risk/benefit profile of the drug, and to provide, if appropriate, an adequate basis for product labeling. During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the trial sites institutional review board or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of a NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or an NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

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

Regulation of Diagnostic Tests

Our diagnostic test must be offered in a manner than complies with the regulatory framework developed by the FDA and CMS with respect to diagnostic tests. See the risk factors above captioned, “If we are unable to engage a lab certified under CLIA to process our diagnostic test at its facilities, the commercialization of our diagnostic test may be unsuccessful” and “If the FDA were to begin requiring approval or clearance of our tests, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval.”

Laboratory Developed Tests (“LDTs”) are tests that are designed, manufactured, validated and used within a single laboratory. The FDA has historically not required clearance or approval of such tests as medical devices. In 1992, the FDA expressed its view that although LDTs are subject to FDA regulation as devices but that the FDA would generally exercise enforcement discretion and not apply the regulatory requirements for medical devices to LDTs. More recently, however, on October 3, 2014, the FDA published a draft guidance proposing a risk-based framework for LDTs. The draft guidance indicates that the FDA intends to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. This draft guidance, if and when finalized, may significantly impact the development and commercialization of our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict the ultimate timing or form of any FDA guidance or regulation on LTDs. The FDA has indicated that the enforcement of these regulatory requirements in the Framework Guidance and the Notification Guidance will be phased in over several years.

LDTs are subject to the requirements of the Clinical Laboratory Improvement Amendments of 1988 or CLIA. That statute establishes quality standards for all laboratory testing to ensure the accuracy, reliability and timeliness of patient test results regardless of where the test was performed. Specifically, under CLIA, a laboratory is any facility that performs laboratory testing on specimens derived from humans for the purpose of providing information for the diagnosis, prevention or treatment of disease, or the impairment of, or assessment of health. CLIA also requires that laboratories hold a certificate applicable to the type of work it performs and comply with certain standards. CLIA further regulates virtually all clinical laboratories by requiring that laboratories be certified by the federal government and comply with various operational, personnel, facilities administration, quality and proficiency requirements intended to ensure that clinical laboratory testing services are accurate, reliable and timely. On February 6, 2014, the Department of Health and Human Services issued a final rule amending CLIA regulations to give patients direct access to laboratory test results upon request. CLIA compliance and certification is a prerequisite to be eligible to bill for services provided to governmental payor program beneficiaries and for many private payors. Under CLIA, laboratories are subject to survey and inspection every two years to assess compliance with program standards, and may be subject to additional unannounced inspections.

CLIA further provides that a state may adopt laboratory regulations that are more stringent than those under federal law, and a number of states have implemented their own more stringent laboratory regulatory requirements. State laws may require that laboratory personnel meet certain qualifications, specify certain quality control procedures or facility requirements, or prescribe record maintenance requirements. Several states require the licensure of out-of-state laboratories that accept specimens from those states. For example, New York requires a laboratory to hold a permit which is issued after an on-site inspection and approval of testing methodology, and has various requirements over and above CLIA, including those for personnel qualifications, proficiency testing, and physical facility, equipment and quality control standards.

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

The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including, among other things, the payment or receipt of remuneration for the referral of patients whose care or services will be paid by Medicare or other governmental programs;

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

The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts.

The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal health care programs to report certain payments and items of value given to physicians and teaching hospitals.

Sanctions for violating these federal laws include criminal and civil penalties that range from punitive sanctions, damage assessments, money penalties, imprisonment, denial of Medicare and Medicaid payments, or exclusion from the Medicare and Medicaid programs, or both. These laws also impose an affirmative duty on those receiving Medicare or Medicaid funding to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs. Additionally, many states have laws and regulations that contain prohibitions that are similar to, and in many cases broader than, these federal laws and once our products are marketed commercially, we will have to comply with these various state laws as well.

Competition

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. We believe that there is currently no diagnostic test for AD that has achieved significant market penetration, and thus the absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKCe activation as a mechanism to treat AD and neurodegenerative disease. Although we believe that we have no direct competitors working in this same field at the present time, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

Employees

As of the date of this report, we have seven full-time personnel, which include six employees and one consultant. They are: a President and Chief Executive Officer, an Executive Vice President and Chief Financial Officer, an Executive Vice President—Development and Chief Medical Officer, a Vice President—Commercial Operations, a Vice President—Regulatory Affairs, an Executive Director of Pharmacology and a Director of Clinical Operations. We have no part-time employees.

If we have sufficient financial resources, we plan to hire up to three additional employees within the next twelve months whose principal responsibilities will be the support of our clinical development activities.

Item 1A: Risk Factors.

An investment in shares of our common stock is highly speculative and involves a high degree of risk. We face a variety of risks that may affect our operations and financial results and many of those risks are driven by factors that we cannot control or predict. Before investing in our common stock you should carefully consider the following risks, together with the financial and other information contained in this report. If any of the following risks actually occurs, our business, prospects, financial condition and results of operations could be materially adversely affected. In that case, the trading price of our common stock would likely decline and you may lose all or a part of your investment. Only those investors who can bear the risk of loss of their entire investment should invest in our common stock.

Risks Related to Our Business and Financial Condition

We will need additional financing to continue our operations. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2014, we had approximately $8 million of available cash and cash equivalents. We expect that our operating expenses over the next several years will increase as we expand our research and development activities, personnel, facilities, and infrastructure. We are currently reviewing our current operating plans, and we will require additional capital soon. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Preferred Stock will result in an adjustment to the conversion ratio, applicable to our Series A Preferred Stock, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Preferred Stock, which would further dilute our other stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities related to bryostatin, the “bryologs” or PUFA (as defined above) analogs (as described in “Business” above) and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing two product platforms, a drug, bryostatin, for the treatment of AD and our diagnostic test for the detection of AD, both of which are still in the clinical testing stage and have not yet been fully developed. Our potential success is highly uncertain since both of our principal product candidates are in development. Bryostatin and other product candidates are also subject to regulatory approval. Our potential success depends upon our ability to complete development and successfully commercialize in a timely manner bryostatin for the treatment of AD and the diagnostic test for AD. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. In order to make our diagnostic test for AD commercially available, we must make investments to upgrade BRNI’s laboratory facilities or contract with a third-party lab for the processing of the diagnostic test. The results of clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approvals may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the BRNI License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin and our diagnostic test for the detection of AD, are, in part, dependent upon the BRNI License. BRNI has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or in the event of the termination of the Amended and Restated Stockholders Agreement, or the Common Stockholders Agreement, dated August 23, 2013, with respect to the Company. Additionally, the BRNI License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of BRNI. For additional information regarding the BRNI License, see “Business—Intellectual Property—Technology License and Services Agreement.” If the BRNI License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We currently rely on BRNI, and may also rely on other independent third-party contract research organizations, to perform clinical and non-clinical studies of our drug candidate and diagnostic test and to perform other research and development services.

The BRNI License requires us to use BRNI to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The BRNI License limits our ability to make certain decisions, including those relating to our drug candidate and diagnostic test, without BRNI’s consent. See “Business—Intellectual Property—Technology License and Services Agreement.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations, or a CRO, to perform clinical and non-clinical studies of our drug candidate and diagnostic test. Many important aspects of the services that may be performed for us by CROs would be out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, the development of our drug candidate and diagnostic test may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

We have relied on the representations and materials provided by BRNI, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.

BRNI began the development of the intellectual property that forms the basis for our proposed products in 1999. We have relied on the quality and validity of the research results obtained by BRNI with respect to this intellectual property, and we have conducted limited verification of the raw preclinical and clinical data produced by BRNI. No independent third-party has verified any such data. Some of BRNI’s results have been included in this report. If any of BRNI’s basic processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals, could be materially adversely impacted.

We have a limited operating history upon which investors can evaluate our future prospects.

Our product candidates are in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI, Neurotrope BioScience was incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with BRNI and NRV II, LLC for the continuing development and commercialization of our product candidates, and therefore we have a limited operating history. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market at a profit product candidates that are currently in the research and development phase. We only have two product candidates in clinical development. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize bryostatin, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of bryostatin or any other drug candidate for the treatment of AD, we must submit an NDA to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

If we are unable to engage a CLIA-certified lab to process our diagnostic test at its facilities, the commercialization of our diagnostic test may be unsuccessful.

We are obligated to develop an AD diagnostic product pursuant to the terms of the February 2015 SOW. We have conducted analyses of our AD diagnostic technology and are continuing to conduct market research to evaluate physician acceptability, commercial sales potential and product development costs of an AD diagnostic product. We believe that if we develop a diagnostic test that is solely available through a single CLIA-certified lab, we may market the diagnostic test as an LDT and fall within the FDA’s enforcement discretion policy for such tests. Under historic FDA enforcement policies and guidance, LDTs such as this generally did not require FDA premarket clearance or approval before commercialization, and we plan to market our test on that basis. FDA guidance and policy pertaining to diagnostic testing, however, is continuing to evolve and is subject to ongoing review and revision. A significant change in FDA guidance and policy may trigger FDA oversight of any diagnostic test we develop and offer through a single CLIA-certified lab. If we are unable to contract with a CLIA-certified lab for the processing of our diagnostic test, we may not be able to market the test as an LDT, which could result in substantial delays in the commercialization of our diagnostic test. We have supported the progress of BRNI’s facility located in Rockville, Maryland towards becoming a CLIA-accredited facility; however, there is no guarantee that this facility will achieve this certification in the timeframe required for commercial introduction of an AD diagnostic product.

If the FDA requires approval or clearance of our diagnostic test, we could incur substantial costs and time delays associated with meeting requirements for pre-market clearance or approval.

Although the FDA maintains that it has authority to regulate the development and use of LDTs, such as ours, as medical devices, it has not exercised its authority with respect to most LDTs as a matter of enforcement discretion. The FDA does not generally extend its enforcement discretion to reagents or software provided by third parties and used to perform LDTs, and therefore these products must typically comply with FDA medical device regulations, which are wide-ranging and govern, among other things: product design and development, product testing, product labeling, product storage, pre-market clearance or approval, advertising and promotion and product sales and distribution.

We believe that a diagnostic test utilized in a single CLIA-certified laboratory falls within the FDA’s current enforcement discretion policy for diagnostic tests. As a result, we believe that pursuant to the FDA’s current policies and guidance, the FDA, in its discretion, would not require that we obtain regulatory clearances or approvals for this type of AD test. The container we provide for collection and transport of biopsy samples from a pathology laboratory to our clinical reference laboratory may be a medical device subject to FDA regulation but, we believe, would not receive pre-market review by the FDA because under current policy and guidance we expect the FDA to exercise its discretion not to enforce the requirement. We cannot assure you that the FDA or other regulatory agencies would agree with our determination. A determination that we have violated these laws or a public announcement that we are being investigated for possible violations of these laws could adversely affect our business prospects, financial condition and results of operations.

Moreover, FDA guidance and policy pertaining to diagnostic testing is continuing to evolve and is subject to ongoing review and revision. A significant change in any of the laws, regulations or policies may require us to change our business model in order to maintain regulatory compliance. At various times since 2006, the FDA has issued guidance documents or announced draft guidance regarding initiatives that may require varying levels of FDA oversight of our test. For example, in June 2010, the FDA announced a public meeting to discuss the agency’s oversight of LDTs prompted by the increased complexity of LDTs and their increasingly important role in clinical decision-making and disease management, particularly in the context of personalized medicine. The FDA indicated that it was considering a risk-based application of oversight to LDTs and that, following public input and discussion, it might issue separate draft guidance on the regulation of LDTs, which ultimately could require that we seek and obtain either pre-market clearance or approval of LDTs, depending upon the risk-based approach the FDA adopts. On October 3, 2014, the FDA published a proposed risk-based framework for LDTs, which are designed, manufactured, and used within a single laboratory. This draft guidance indicates that the FDA would like to establish an LDT oversight framework, including premarket review for higher-risk LDTs, such as those that have the same intended use as FDA-approved or cleared companion diagnostics currently on the market. The FDA’s notice states that it does not consider devices to be LDTs if they are designed or manufactured completely, or partly, outside of the laboratory that offers and uses them. This includes instances in which an academic institution develops a device, which it then licenses to or signs an exclusivity agreement (to manufacturer and use the device) with a private corporation that owns a CLIA-certified laboratory. It also includes instances in which a laboratory contracts with a specification developer to design a new device and transfer the design to the laboratory for final validation prior to the device being manufactured and used by the laboratory. The FDA’s draft guidance, if and when finalized, may significantly impact the development and commercialization of our products, and may require us to change our business model in order to maintain compliance with these laws. We cannot predict the ultimate timing or form of any FDA guidance or regulation addressing LDTs.

If the FDA significantly changes the regulation of LDTs, it could reduce our projected revenue or increase our projected costs and adversely affect our business, prospects, results of operations or financial condition. We cannot provide any assurance that FDA regulation, including pre-market review, will not be required in the future for our tests, whether through additional guidance issued by the FDA, new enforcement policies adopted by the FDA or new legislation enacted by Congress. We believe it is possible that legislation will be enacted into law or guidance could be issued by the FDA which may result in increased regulatory burdens for us to offer a diagnostic test.

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our tests pending pre-market clearance or approval. We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR, as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to QSR requirements. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through pre-approved inspections and periodic unannounced inspections of registered manufacturing facilities. If we are subject to QSR requirements, the failure to comply with those requirements or take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter or an untitled letter, a delay in approving or clearing, or a refusal to approve or clear, our products, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

If the FDA allows our test to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

If we were required to conduct additional clinical trials prior to continuing to offer our diagnostic test, those trials could lead to delays or failure to obtain necessary regulatory approval, which could cause significant delays in commercializing the product candidate and harm our ability to generate revenue.

We have not generated any revenues since our inception and we do not expect to generate revenue for the foreseeable future. If we do not generate revenues and achieve profitability, we will likely need to curtail or cease our development plans and operations.

Our ability to generate revenues depends upon many factors, including our ability to complete development of our proposed products, our ability to obtain necessary regulatory approvals for our proposed products and our ability to successfully commercialize market and sell our products. We have not generated any revenues since we began operations on October 31, 2012. We expect to incur significant operating losses over the next several years. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we will likely need to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

Pursuant to the BRNI License, we have obtained rights to certain patents owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012. For additional information regarding the BRNI License, see “Business—Intellectual Property—Technology License and Services Agreement.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the BRNI License, BRNI has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse BRNI for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the BRNI License, see “Business—Intellectual Property—Technology License and Services Agreement.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

We are dependent on Charles S. Ramat, our President and Chief Executive Officer, for the successful execution of our business plan. The loss of Mr. Ramat or other key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent on Charles S. Ramat, our President and Chief Executive Officer. We are dependent on Charles S. Ramat’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Charles S. Ramat or other key members of our management team or our Board of Director’s ability to identify and hire key talent could have a material adverse effect on our business prospects, financial condition and results of operations.

If we are unable to hire additional qualified personnel our business prospects may suffer.

Our success and achievement of our business plans depend upon our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, or an inability to attract, retain and motivate any additional highly skilled employees required for the implementation of our business plans and activities could have a materially adverse effect on us. Our inability to attract and retain the necessary technical and managerial personnel and consultants and scientific and/or regulatory consultants and advisors could have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to in-license or acquire new development-stage products or technologies.

Our product commercialization strategy relies, to some extent, on our ability to in-license or acquire product formulation techniques, new chemical entities, or related know-how that has proprietary protection. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. The acquisition of products requires the identification of appropriate candidates, negotiation of terms of acquisition, financing for the acquisition and integration of the candidates into our portfolio. Failure to accomplish any of these tasks may diminish our growth rate and adversely alter our competitive position.

We are dependent upon the NCI to supply bryostatin for our clinical trials.

BRNI has entered into a material transfer agreement with the NCI, pursuant to which the NCI has agreed to supply bryostatin required for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of bryostatin for the treatment of AD. Therefore, BRNI or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If BRNI or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize bryostatin for the treatment of AD. There can be no assurance that we will be able to secure future bryostatin supplies from any source on commercially reasonable terms, if at all.

We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

·	there are a limited number of manufacturers that could produce the products for us and we may not be able to identify and enter into acceptable agreements with any manufacturers;

·	the products may not be produced at costs or in quantities necessary to make them commercially viable;

·	the quality of the products may not be acceptable to us and/or regulatory authorities;

·	our manufacturing partners may go out of business or file for bankruptcy;

·	our manufacturing partners may decide not to manufacture our products for us;

·	our manufacturing partners could fail to manufacture to our specifications;

·	there could be delays in the delivery of quantities needed;

·	we could be unable to fulfill our commercial needs in the event we obtain regulatory approvals and there is strong market demand; or

·	ongoing inspections by the FDA or other regulatory authorities may result in suspensions, seizures, recalls, fines, injunctions, revocations and/or criminal prosecutions.

If we are unable to engage contract manufacturers or suppliers to manufacture or package our products, or if we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, or with a regulatory agency, then the submission of products for regulatory approval and subsequent sales of such products would be delayed. Any such delay may have a materially adverse effect on our business prospects, financial condition and results of operations.

We may rely on third parties for marketing and sales and our revenue prospects may depend on their efforts.

We currently have no experience in sales, marketing or distribution. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. As a result if our product development is successful, our future success will likely depend, in part, on our ability to enter into and maintain collaborative relationships with one or more third parties for sales, marketing or distribution, on the collaborator’s strategic interest in the products we have under development and on such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products as appropriate. However, we may not be able to establish or maintain such collaborative arrangements or, if we are able to do so, they may not have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts of such third parties, which may not be successful.

If our products are not accepted by patients, the medical community or health insurance companies, our business prospects will suffer.

Commercial sales of any products we successfully develop will substantially depend upon the products’ efficacy and on their acceptance by patients, the medical community, providers of comprehensive healthcare insurance, healthcare benefit plan managers, the Centers for Medicare and Medicaid Services, or CMS (which is the U.S. federal agency which administers Medicare, Medicaid and the State Children’s Health Insurance Program), and other organizations. Widespread acceptance of our products will require educating patients, the medical community and third party payors of medical treatments as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if they are accepted, we are unable to estimate the length of time it would take to gain such acceptance.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, in part, because the products that are sold require extensive sales and marketing resources invested in their commercialization. The increasing cost of prescription pharmaceuticals has caused providers of comprehensive healthcare insurance, healthcare benefit plan managers, CMS, as well as other organizations, collectively known as third party payors, to tightly control and dictate their drug formulary plans to control the costs associated with the use of prescription pharmaceutical products by enrollees in these plans. Our ability to gain formulary access to drug plans supported by these third party payors is substantially dependent on the differentiated patient benefit that our proposed products can provide, compared closely to similar products claiming the same benefits or advantages. We may not be able to differentiate our proposed products from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our proposed products payment and other commercial terms as favorable as those offered by our competitors. We expect that some of our proposed products, even if successfully developed and commercialized, will eventually face competition from a significant number of biotechnology or large pharmaceutical companies. Because most of our competitors have substantially greater financial and other resources than we have, we are particularly subject to the risks inherent in competing with them. The effects of this competition could materially adversely affect our business prospects, financial condition and results of operations.

We are developing our product candidates to address unmet medical needs in the treatment of AD. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop our product candidates, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

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

Our business will expose us to potential liability that results from risks associated with conducting clinical trials of our product candidates. Although we have procured clinical trial product liability insurance coverage for our bryostatin product candidate with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. We do not currently have insurance with respect to any other product candidate. A successful clinical trial liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations even if we successfully obtain clinical trial insurance.

A successful liability claim against us could have a material adverse effect on our financial condition.

Our business and actions can expose us to potential liability risks that are inherent in business, generally, and in the pharmaceutical industry, specifically. While we maintain commercial general liability insurance with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. A successful liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations.

Reforms in the health care industry and the uncertainty associated with pharmaceutical and laboratory test pricing, reimbursement and related matters could adversely affect the marketing, pricing and demand for our products.

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

In April 2014, the President signed the Protecting Access to Medicare Act of 2014, or PAMA, which contained provisions that significantly affect Medicare payment for clinical laboratory tests that are reimbursed under the Clinical Laboratory Fee Schedule or CLFS. Under PAMA, Medicare payment rates for tests will be based on the volume-weighted median of private payor payment rates for the test. Private payor payment amounts, adjusted for discounts and other price concessions, will be collected by laboratories, starting in 2016, and submitted to CMS so that market-based payment rates can be calculated. The payment rates calculated under PAMA will be effective starting January 1, 2017, and will be reviewed every three years, based on private payor payment rates and volumes for their tests. New tests will generally be paid using existing reimbursement methodologies known as cross-walking or gap filling. However, some new tests, termed Advanced Diagnostic Laboratory Tests, will be paid based on the laboratory’s actual list charge for a brief period of time until private payor payment data is available. In order to facilitate implementation of the new payment methodology, starting in 2016, CMS is required to assign specific billing codes to many CLFS tests existing at the time of enactment and to all new CLFS tests. The Secretary of United States Department of Health and Human Services has discretion over many aspects of implementing PAMA, including determining which labs will be required to collect private payer payment information, which tests may be designated as Advanced Diagnostic Laboratory tests, and which existing laboratory tests will be assigned new billing codes; therefore, the impact of this law, if any, on Medicare payment for any potential diagnostic product we might develop and commercialize in the future is unclear. In the event that our potential diagnostic product is developed and commercialized, we believe that over time, our customers could see decreased reimbursement from Medicare in connection with the use of our potential diagnostic product. As a result, the price at which we may be able sell our potential diagnostic product may be impacted, and in turn, our revenue growth may be negatively impacted.

PAMA also codified coverage rules for laboratory tests by requiring any local coverage determination to be made following the established procedures for development and appeals of local coverage determinations. PAMA also authorizes CMS to consolidate coverage policies for clinical laboratory tests among one to four laboratory-specific Medicare contractors. These same contractors may also be designated to process claims if CMS determines that such a model is appropriate.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OTC Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 26,000 shares during the 90-day period from December 20, 2014 to March 19, 2015. We do not currently and may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on a national securities exchange, such as The New York Stock Exchange or The Nasdaq Stock Market, we expect our common stock to remain eligible for quotation on the OTC Market, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our common stock, which may further affect the liquidity of our common stock. This would also make it more difficult for us to raise capital.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

·	that a broker or dealer approve a person’s account for transactions in penny stocks; and

·	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

·	obtain financial information and investment experience objectives of the person; and

·	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form sets forth:

·	the basis on which the broker or dealer made the suitability determination; and

·	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers and potential investors may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for existing stockholders to dispose of such securities and cause a decline in the market value of such securities.

Rule 15g-2 requires that disclosure has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

·	actual or anticipated variations in our operating results;

·	announcements of developments by us or our competitors;

·	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

·	adoption of new accounting standards affecting our industry;

·	additions or departures of key personnel;

·	sales of our common stock or other securities in the open market or in any publicized transaction;

·	changes in our industry;

·	regulatory and economic developments, including our ability to obtain working capital financing;

·	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

·	on August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

·	on December 1, 2014, we filed a Registration Statement on Form S-1 (Registration No. 333- 200664) and on February 10, 2015, we filed two Pre-Effective Amendments to such Registration Statement with the SEC. The Registration Statement became effective on February 12, 2015, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

·	our ability to execute our business plan;

·	other events or factors, many of which are beyond our control; and

·	announcement of clinical trial results.

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

Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not likely receive any funds absent a sale of their shares. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

If securities analysts do not initiate coverage or continue to cover our common stock or publish unfavorable research or reports about our business, this may have a negative impact on the market price of our common stock.

The trading market for our common stock may depend, in part, on the research and reports that securities analysts publish about our business and the Company. It is often more difficult to obtain analyst coverage for companies whose securities are traded on the OTC Market. We do not have any control over securities analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price and trading volume would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. Our common stock is currently covered by one securities analyst, however, we cannot assure you that this securities analyst, or any other securities analysts, will cover our common stock going forward.

Because state securities “Blue Sky” laws prohibit trading absent compliance with individual state laws, State Blue Sky registration requirements could limit resale of the shares.

Transfer of our common stock may be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual “Blue Sky” laws, our common stock may not be traded in such jurisdictions. It is the intention of our management to seek coverage and publication of information regarding us in an accepted publication which permits a “manuals exemption.” This manuals exemption permits a security to be sold by stockholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc. Many states expressly recognize these manuals. Certain states either do not recognize principal accepted manuals or do not expressly recognize the manuals exemption. These states include: Alabama, California, Illinois, Kentucky, Louisiana, Missouri, New Hampshire, New York, Tennessee and Virginia. Registration of the securities will be required in these states. As a result, it will not be possible for persons to resell shares of our common stock pursuant to this registration statement in these states without such registration. There is no assurance that the state securities divisions will approve these registrations. Accordingly, investors should consider the secondary market for our securities to be a limited one.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

Any future issuance of our equity or equity-backed securities will dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we will need additional financing to continue our operations and may raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options and other equity compensation issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our Articles of Incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of our common or preferred stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our common stock are then traded.

The conversion of our issued and outstanding shares of Series A Preferred Stock could have the effect of diluting the voting power of common stockholders.

The conversion of shares of our Series A Preferred Stock could have the effect of changing or preventing a change of control of us and could dilute your interests. Our authorized capital stock includes 50,000,000 shares of preferred stock, of which 24,325,000 shares are designated as Series A Preferred Stock. Currently, our Series A Preferred Stock converts into common stock on a one-for-one basis. However, each share of our Series A Preferred Stock will convert into more than one share of our common stock in the event that we sell certain securities of the Company at a price per share that is less than the conversion price, which is currently set at $1.00 per share. The 45-day average price per share of our common stock for the time period from February 3, 2015 through March 19, 2015 and the 90-day average price per share of our common stock for the time period from December 20, 2014 through March 19, 2015 were $1.12 and $1.18, respectively. On March 19, 2015, the last reported sales price for our common stock was $1.17 per share.

The effects of the conversion of shares of our Series A Preferred Stock upon the rights of our common stockholders might include, among other things, restricting dividends on our common stock, diluting the voting power of our common stockholders, reducing the market price of our common stock, or impairing the liquidation rights of our common stock.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board of Directors may designate and approve for issuance shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

Being a public company is expensive and administratively burdensome.

Public reporting companies are subject to the information and reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Prior to August 29, 2014, we voluntarily filed certain reports with the SEC pursuant to the Exchange Act. On August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, which subjects us to the rules and regulations of the Exchange Act, including those requiring Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K. Complying with these laws and regulations requires the time and attention of our Board of Directors and management, and increases our expenses. Among other things, public reporting companies must:

·	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

·	maintain policies relating to disclosure controls and procedures;

·	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

·	institute a more comprehensive compliance function, including with respect to corporate governance; and

·	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on the audit and compensation committees.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent auditors will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. We have limited experience operating as a public reporting company under the level of internal control over financial reporting required by the Sarbanes-Oxley Act. We performed an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weakness resulting from a limited segregation of duties among our employees with respect to our control activities. This deficiency is the result of our limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

Even in the event that our management concludes that our internal control over financial reporting becomes effective, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then (to the extent we are no longer a “smaller reporting company”) they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

We must perform system and process evaluation and testing of our internal control over financial reporting to allow management and (if required in the future) our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 may require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404.

Neurosciences Research Ventures, Inc. will be able to exercise substantial control over our business.

Neurosciences Research Ventures, Inc. owns 8,573,750 shares of our common stock and 1,662,500 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 36.0% of our common stock as of March 19, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 451,250 Indemnification Escrow Shares (as such term is defined in the Indemnification Shares Escrow Agreement entered into as of August 23, 2013 by and among Neurotrope, Inc., James New and Gottbetter & Partners LLP, which is being assigned to a new escrow agent and representative), that Neurosciences Research Ventures may be entitled to receive under the Indemnification Escrow Agreement. Additionally, pursuant to the Common Stockholders Agreement (as defined above), Neurosciences Research Ventures, Inc. has the right to nominate and elect two representatives to our Board of Directors. Pursuant to this right, William S. Singer and James Gottlieb are members of our Board of Directors. As a result of the foregoing, BRNI and its affiliate, Neurosciences Research Ventures, Inc., are able to exercise substantial influence over our business, policies and practices.

In addition, Dr. Daniel Alkon, our Chief Scientific Officer, founding Scientific Director of BRNI and the Toyota Chair in Neuroscience at BRNI,

owns 902,500 shares of our common stock and 175,000 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 4.0% of our common stock as of March 19, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 47,500 Indemnification Escrow Shares that Dr. Alkon may be entitled to receive under the Indemnification Escrow Agreement

Northlea Partners, LLLP is able to exercise substantial control over our business.

Northlea Partners, LLLP owns 4,927,650 shares of our common stock, and 955,500 options to purchase shares of our common stock and 750,000 shares of our Series A Preferred Stock. These numbers do not include 259,350 Indemnification Escrow Shares to which Northlea Partners, LLP may be entitled to receive under the Indemnification Escrow Agreement. In addition, Dr. John Abeles, who is the Managing Member of Northlea Partners, LLLP and a member of our Board of Directors owns 250,000 options to purchase shares of our common stock, of which 86,712 will be vested as of the date 60 days from March 19, 2015. In the aggregate, such securities represented beneficial ownership of approximately 23.5% of our common stock as of March 19, 2015, as calculated in accordance with Regulation S-K, Item 403. Additionally, pursuant to the Common Stockholders Agreement, Northlea Partners, LLLP has the right to nominate and elect two representatives to our Board of Directors. Pursuant to this right, Dr. John Abeles is a member of our Board of Directors. Northlea Partners, LLLP has the right to nominate and elect another representative to our Board of Directors as they see fit. To this end, Northlea Partners, LLLP nominated, and the Company’s Board of Directors appointed, Dr. Larry D. Altstiel to the Company’s Board of Directors. As a result of the foregoing, Northlea Partners, LLLP is able to exercise substantial influence over our business, policies and practices.

Item 2. Properties.

Our principal executive offices are currently located at 50 Park Place, Suite 1401, Newark, New Jersey 07102. The lease agreement for such office, which is an approximately 4,000 square foot facility, commenced on September 1, 2014. The lease agreement is for a period of approximately three years and three months at the basic rental rate of approximately $7,333 per month plus operating expenses. The lease agreement has an expiration date of November 30, 2017.

The 9,000 square foot BRNI lab that serves as the base of operations for the development of our diagnostic test is located on the campus of John Hopkins University in Rockville, Maryland. We do not lease space in this laboratory; rather, BRNI provides services to us from this lab pursuant to arrangements entered into between us and BRNI under the BRNI License, for which we compensate BRNI.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any litigation matters that may arise from time to time that may harm business.

There are currently no pending legal proceedings that we believe will have individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4. Mine Safety Disclosures.

None.

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

As of March 19, 2015, we had 26,795,258 shares of our common stock issued and outstanding held by approximately 45 stockholders of record. To date, we have not paid dividends on our common stock.

We also have outstanding:

·	18,782,394 shares of our Series A Preferred Stock held by 169 stockholders of record, convertible at any time into shares of our common stock. Our Series A Preferred Stock currently converts into our common stock on a one-for-one basis, but is subject to adjustment in certain circumstances as provided in the rights and designations of the Series A Preferred Stock, including upon the sale of certain securities at a price less than the current $1.00 conversion price.

·	placement agents warrants to purchase:

•	1,431,214 shares of our common stock, subject to adjustment in certain circumstances as provided therein.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated as reported on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock is very thinly traded and, thus, pricing of our common stock on the OTC Market does not necessarily represent its fair market value.

Period	High	Low
Quarter ended December 31, 2013 (commencing October 2, 2013)	$2.25	$1.40
Quarter ended March 31, 2014	2.80	1.47
Quarter ending June 30, 2014	1.98	1.25
Quarter ending September 30, 2014	1.70	0.50
Quarter ending December 31, 2014	1.22	0.51

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to fund our ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deems relevant. Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material statutory restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2014, and the subsequent period through the date hereof, we had the following issuances of unregistered securities:

On September 25, 2014, the Company agreed to issue 43,860 shares of common stock to a consultant as compensation for services to assist the Company with investment banking and capital raising activities.

The issuance of the shares of common stock was exempt from registration under Section 4(a)(2) of the Securities Act, as not involving any public offering. None of the shares were sold through an underwriter, and accordingly, there were no underwriting discounts or commissions involved.

ITEM 6. Selected Financial Data.

Not applicable to a smaller reporting company.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This annual report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this annual report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this annual report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” and elsewhere in this annual report. Readers should carefully review this annual report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described herein. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this prospectus to reflect any new information or future events or circumstances or otherwise.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became Neurotrope, Inc.’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience Common Stock was converted into shares of the Company’s common stock on a one-for-one basis, and all of the outstanding shares of Neurotrope BioScience Series A Preferred Stock were converted into shares of our Series A Preferred Stock, in each case on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of AD and, potentially, a diagnostic test for AD, a discussion of the past financial results of Neurotrope, Inc. (i.e., while operating as BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Reverse Merger, are considered our historical financial results.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provide information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the audited financial statements contained in this report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

References in this section to “Neurotrope,” “we,” “us,” “our,” the “Company” and our “Company” refer to Neurotrope, Inc. and its consolidated subsidiary, Neurotrope BioScience.

The audited financial statements for our fiscal years ended December 31, 2014 and 2013, include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through December 31, 2014, were devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology. This technology, is licensed by us from BRNI and its affiliate, NRV II, LLC pursuant to the BRNI License. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institute of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” For a detailed description of the BRNI License, which was amended and restated on February 4, 2015, refer to “Intellectual Property -Technology License and Services Agreement” above.

On May 12, 2014, we entered into a license agreement (the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, we paid a $60,000 license initiation fee to Stanford. We will also pay Stanford (a) a $10,000 annual license maintenance fee, (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, and (c) low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

Under the February 2015 SOW (as defined below), BRNI agreed to, among other things, provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKCe activator.

On May 15, 2014, we entered into an agreement with a contract research organization to conduct a Phase 2a clinical trial relating to the evaluation of bryostatin for the treatment of AD. We agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. During November 2014, we amended the original agreement which reduced the number of subjects in the clinical trial from 15 to nine, resulting in a reduced total cost estimate of $657,236. The trial was completed in early 2015.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data, and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCe, which includes Niemann-Pick C Disease. Pursuant to the Mount Sinai Agreement, Neurotrope BioScience paid $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience will also pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai licensed products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Agreement at any time upon 60 days written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all Mount Sinai licensed products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for Mount Sinai licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKCe with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced (i) that preliminary assessment of PKCe levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and (ii) there was no measurable improvement in cognition in this mildly impaired patient population.

As of December 31, 2014, the Company had devoted substantially all of its efforts to product development and raising capital. The Company has not, as of that date, realized any revenues from its operations.

On February 4, 2015, we entered into a Statement of Work and Account Satisfaction Agreement with BRNI (the “February 2015 SOW”), which was effective as of October 1, 2014 and continues until September 30, 2015.

Pursuant to the February 2015 SOW, Neurotrope BioScience agreed to pay BRNI two million four hundred thousand dollars ($2,400,000) in service fees and other amounts payable at a rate of two hundred thousand dollars ($200,000) per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first six hundred thousand dollars ($600,000) of payments satisfy certain outstanding amounts owed to BRNI. Of this $600,000, $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015. Neurotrope BioScience also agreed to pay BRNI twenty thousand dollars ($20,000) in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding Neurotrope BioScience’s contract with the Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann-Pick Type C disease.

Under the February 2015 SOW, BRNI agreed, among other things, to perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test. In order for BRNI to perform such services, Neurotrope BioScience agreed, that within a reasonable time, it will reimburse a third party for services BRNI received from such third party in the amount of one hundred fifty thousand dollars ($150,000) in connection with BRNI’s former diagnostic trial program with such third party so that BRNI can receive certain codes to unblind patient data from its earlier program. Also, under certain conditions, Neurotrope BioScience has agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience does not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the diagnostic test will revert to BRNI and Neurotrope BioScience will no longer be licensed thereto.

Strategy

One of the central tenets of BRNI’s and our research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. We believe that the process of halting and reversing neurodegeneration may be achieved by an improvement in nerve cell viability and synaptic function through activation of an enzyme called protein kinase C (PKC). This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCe variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCe in aging subjects is thought to be one of the main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKCe in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

The flagship product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in 1,200 patients at the NCI for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these in-human trials.

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKCe and may have efficacy in treating AD. Activation of PKCe has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

In addition, BRNI is conducting an enhanced access program of Bryostatin-1 in patients with advanced AD. The purpose of the program is to provide experimental care to patients and to gain experience in understanding dosing, safety and efficacy of the drug in these patients. In this program, patients receive the drug, with informed consent, under the supervision of licensed physicians who are experts in the care of patients with advanced dementia. Treating physicians monitor safety and clinical outcomes. Thus far, three patients with advanced AD have been treated, two of which were treated under an IND cleared by the FDA which is held by BRNI. The study for one of these patients has concluded and the other patient is still being treated after 6 months on the protocol. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll additional patients in the extended access program. We are providing funding and personnel support under the terms of our agreement with BRNI for a modest expansion of this clinical effort in AD in 2015. It is essential to note that this study is an open label study with no placebo control. We recognize that this study does not meet accepted scientific standards of a rigorous double blind placebo controlled clinical trial. Therefore information derived from this program is purely anecdotal and cannot be used to support any scientific claims regarding either safety or efficacy.

Again, we emphasize that this program does not provide rigorous data regarding safety and efficacy. However, it continues to supply important information that will help us optimize our ongoing clinical trial efforts.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which we, in turn, have access under the BRNI License Agreement to be used in our own research and regulatory programs.

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic and, potentially, a diagnostic product for AD and potentially utilize these technologies to diagnose and treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

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

Results of Operations

Comparison of the Years ended December 31, 2014 and December 31, 2013

Revenues

We did not generate any revenues for the years ended December 31, 2014 and 2013.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2014 were $9,267,120 versus $7,590,782 for the year ended December 31, 2013, an increase of approximately 22%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to its collaboration with BRNI and the treatment and diagnosis of neurodegenerative diseases, which was partially offset by a decrease in general and administrative expenses.

Research and Development Expenses

	Year ended December 31, 2014				Year ended December 31, 2013
	Therapeutic	Diagnostic	Patents & Licenses	Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$789,172	$1,096,984	$337,487	$2,223,643	$245,830	$873,495	$248,319	$1,367,644
Non-Related Party	1,183,534	0	59,172	1,242,706	0	0	0	0
Total	$1,972,706	$1,096,984	$396,659	$3,466,349	$245,830	$873,495	$248,319	$1,367,644

For the year ended December 31, 2014, we incurred $2,223,643 of research and development – related party expenses versus $1,367,644 for the year ended December 31, 2013. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and diagnostic products. Of these expenses, for the years ended December 31, 2014 and 2013, $789,172 and $245,830, respectively, related to the development of our potential AD therapeutic product, $1,096,984 and $873,495, respectively, related to the continuing development of our potential AD diagnostic product, and $337,487 and $248,319, respectively, was incurred for patent expenses associated with the two licensed technology platforms from BRNI.

For the years ended December 31, 2014, we incurred $1,242,706 in research and development expenses with non-related parties versus $0 for the years ended December 31, 2013. These expenses were incurred pursuant to developing the potential AD therapeutic product. Of these expenses, for the years ended December 31, 2014, $907,753 related to producing and storing drug product for clinical trial patient dosing for our Phase 2a clinical trial, which was completed and the drug product utilized during 2014, $185,700 for clinical consulting services, $90,081 was incurred for inventory management of drug product for clinical trials and $59,172 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements.

The February 2015 SOW was effective as of October 1, 2014. For the years ended December 31, 2014, we incurred $600,000 in expenses relating to the February 2015 SOW versus $0 for the years ended December 31, 2013. Of this $600,000, we paid $400,000 in 2014, and we paid the remaining $200,000 in 2015.

General and Administrative Expenses

We incurred related party general and administrative expenses relating to BRNI and its affiliates totaling $108,693 and $1,446,986 for the years ended December 31, 2014 and 2013, respectively, a decrease of approximately 92%. The decrease is primarily attributable to the payment of a royalty of $0 and $1,038,750 to BRNI, respectively, such difference in the royalties due to BRNI is a result of royalties paid to BRNI in 2013 in connection with the closing of fundraising transactions that occurred in 2013 and; $108,694 versus $61,000 paid to our prior and current Chairmen for services in that capacity provided to us, respectively. In addition, for the year ended December 31, 2013, $347,236 of wages, taxes, insurance and consulting fees relating to our former President and Chief Executive Officer were classified as related party expenses.

We incurred $4,488,415 and $1,653,208 of other general and administrative expenses for the years ended December 31, 2014 and 2013, respectively, an increase of approximately 171%. Of the amounts for the years ended December 31, 2014 versus the comparable 2013 period: $2,123,189 was incurred for wages, bonuses, vacation pay and taxes, for six employees versus $105,111, such difference due to the fact that we had one employee employed for a portion of 2013 versus six full-time employees in 2014; $691,867 for ongoing legal expenses versus $731,056 for ongoing legal expenses, plus one-time legal expenses for the BRNI License and closing of the merger and private placement financing; $876,704 was incurred for outside operations consulting services versus $424,971; $215,696 was incurred for travel expenses, versus $0; $188,310 was incurred for investor relations services versus $0; $147,635 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $311,502, such difference is due to the merger and private placement transactions that occurred in 2013; $104,320 was incurred for insurance versus $47,094, $60,000 was incurred for payments to our Executive Chairman versus $0, and; $80,694 was incurred for office supplies, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $33,474.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $252,868 versus $2,854,745 for the years ended December 31, 2014 and 2013, respectively, in connection with the issuance of stock options. The decrease is a result of the issuance of stock options pursuant to the merger and private placement transactions that occurred in 2013.

We incurred $950,795 and $268,199 of non-related party non-cash expenses for issuance of stock options for the years ended December 31, 2014 and 2013, respectively. The increase is a result of issuing new stock options to additional personnel hired in 2014.

Other Income

We earned $13,797 of interest income for the year ended December 31, 2014 versus $1,378 for the year ended December 31, 2013 on funds temporarily deposited in an interest bearing money market account.

Net loss and earnings (losses) per share

We incurred losses of $9,253,323 and $7,589,404 for the years ended December 31, 2014 and 2013, respectively. The increased loss was primarily due to our increased activities and new employee hiring during the current period. Earnings (losses) per share were ($0.49) and ($0.40) for the years ended December 31, 2014 and 2013, respectively. The increase in loss per share is primarily attributable to the increase in our operating loss for the current period.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to negotiating the BRNI License and using BRNI’s own resources to further the development of our therapeutic and diagnostic products candidates toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we incurred negative cash flows from operations. As of December 31, 2014, we had an accumulated deficit of $18,282,689 and had working capital of $6,818,242 as compared to working capital of $14,890,387 as of December 31, 2013. The $8,072,146 decrease in working capital was attributable to our expenditures relating to development of a potential therapeutic and potential diagnostic product and general and administrative expenses which resulted in a net loss of $9,253,323 and capital expenditures of $54,943 offset by non-cash expenses of $1,236,120 for the year ended December 31, 2014.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of Series A Preferred Stock sold principally to outside investors.

In February 2013, through a private placement, we issued 9,073,300 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $9,073,300. In connection with the closing of the private placement, we paid a placement agent $882,330. In May 2013, we issued an additional 1,313,325 shares of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,313,325, on which we paid a placement agent $131,332. In August 2013, through an additional private placement, we issued 11,533,375 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $11,533,375. In connection with the closing of the August 2013 private placement, we paid a placement agent $1,103,338. Further, Neurotrope BioScience became a wholly-owned subsidiary of a publicly traded company in the Reverse Merger. In October 2013, through an additional private placement, we issued 1,080,000 of Series A preferred stock at $1.00 per share, resulting in gross proceeds of $1,080,000. In connection with the closing of the private placement, we paid a placement agent $108,000.

As of December 31, 2014, we had cash and cash equivalents totaling approximately $8.0 million, which decreased to approximately $5.9 million as of March 19, 2015. Management believes we have sufficient capital to fund the Company through the end of the fiscal quarter ending on September 30, 2015 without curtailing our product development plans. (See “Going Concern” below) In October 2014, we engaged a consultant to assist us with fund-raising activities, though no transactions have occurred to date. In relation thereto, we agreed to issue 43,860 shares of common stock to the consultant as compensation for services to assist us with investment banking and capital raising activities.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, we have generated no revenues to-date, have incurred substantial losses during the Company’s development stage, and have substantial contractual commitments pursuant to various agreements to which we are a party.

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan during the development stage. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt as to our ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2014.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to a smaller reporting company.

Item 8: Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2014, and December 31, 2013 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2014. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

As of December 31, 2014, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	inadequate segregation of duties consistent with control objectives; and

2.	ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we affected certain measures including additional cash controls, dual-authorization procedures, and other review and approval processes by the Company’s management team. The Company will implement hiring additional personnel to allow for segregation of duties, when resources permit.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

Since we are neither an accelerated filer nor a large accelerated filer (as defined in Exchange Act Rule 12b-2), we are not required to provide an attestation report of our registered public accounting firm's on our internal control over financial reporting.

Item 9B: Other Information.

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2014.

Item 11:  Executive Compensation.

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2014.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2014.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2014.

Item 14:  Principal Accountant Fees and Services.

The information required under this item is set forth in the Company’s Definitive Proxy Statement relating to the Company’s 2015 annual meeting of stockholders and is incorporated herein by reference. Such Proxy Statement will be filed with the SEC within 120 days of December 31, 2014.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

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

Exhibits

The following exhibits are being filed with this Annual Report on Form 10-K:

In reviewing the agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;
•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

(a) Exhibits.   The following exhibits are included herein or incorporated herein by reference.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Certificate of Designations of Series A Convertible Preferred Stock of Neurotrope, Inc., filed with the Nevada Secretary of State on August 22, 2013 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)

3.6	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.1	Split-Off Agreement, dated as of August 23, 2013, by and among the Registrant, Blue Flash Communications Corp. and Marissa Watson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.2	General Release Agreement, dated as of August 23, 2013, by and among the Registrant, Blue Flash Communications Corp. and Marissa Watson (incorporated by reference from Exhibit 10.2 filed to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.4	Form of Subscription Agreement between Neurotrope BioScience, Inc., and the investors party thereto (incorporated by reference from Exhibit 10.4 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.5	Form of Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed with to SEC on August 29, 2013)

10.6	Form of Agent Warrant for Series A Preferred Stock of the Registrant (incorporated by reference from Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed with to SEC on August 29, 2013)

10.7	Placement Agency Agreement, dated June 25, 2013, between Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.8	Amendment to Placement Agency Agreement, dated August 12, 2013, between Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.9	Assignment of and Amendment to Placement Agent Agreement, dated as of August 23, 2013, among Neurotrope, Inc., Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.10†	Employment Agreement, dated February 25, 2013, between the Registrant (as successor to Neurotrope BioScience) and Dr. James New (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.11†	Consulting Agreement, dated as of June 2, 2013, between the Registrant and Medical Cash Management Solutions, LLC (assigned to the Registrant) (incorporated by reference from Exhibit 10.10 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.12†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.13†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.14	Technology License and Services Agreement, dated October 31, 2012, among the Registrant, BRNI and NRV II, LLC (incorporated by reference Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.15	Amendment #1 to Technology License and Services Agreement, dated August 21, 2013 among the Registrant, BRNI and NRV II, LLC (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.16	Common Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.17	Form of Preferred Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.18	Voting Agreement dated as of August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.19	Statement of Work Agreement dated August 20,2013, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.18 filed with the Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.20†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.21†	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by references from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.22	Amendment No. 1 to the Neurotrope, Inc. Preferred Stockholders Agreement, dated as of September 3, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on September 5, 2014)

10.23†	Confidential Separation Agreement and General Release, dated October 9, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on October 10, 2014)

10.24†	Employment Agreement between Neurotrope BioScience, Inc. and Dr. Warren Wasiewski, made as of November 1, 2014 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

10.25	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.26	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by referenced from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.27	Form of Conversion Agreement between Neurotrope, Inc. and the holders of Series A Preferred Stock Purchase Warrants, made as of February 9, 2015 (incorporated by referenced from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.28	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by referenced from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.29*†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015

14.1	Registrant’s Code of Business Conduct and Ethics(incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014)

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

32.2*	Section 1350 Certification of Principal Financial And Accounting Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of Newark, New Jersey, on March 26, 2015.

NEUROTROPE, INC.
By:	/s/ Charles S. Ramat
Name:	Charles S. Ramat
Title:	President and Chief Executive Officer (principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Ramat and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Freiman	Director and Chairman of the Board	March 26, 2015
Paul E. Freiman

/s/ Charles S. Ramat	Director, President and Chief Executive Officer	March 26, 2015
Charles S. Ramat	(principal executive officer)

/s/ John H. Abeles	Director	March 26, 2015
John Abeles

/s/ Larry D. Altstiel	Director	March 26, 2015
Larry D. Altstiel

/s/ James Gottlieb	Director	March 26, 2015
James Gottlieb

/s/ Jay M. Haft	Director	March 26, 2015
Jay M. Haft

/s/ William Singer	Director, Vice Chairman of the Board	March 26, 2015
William Singer

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice President,	March 26, 2015
Robert Weinstein	Treasurer and Secretary (principal financial officer and principal accounting officer)

NEUROTROPE, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Neurotrope, Inc.

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. (the “Company”), as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in shareholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2 to the financial statements, the Company has sustained recurring losses from operations, has significant contractual commitments, and has not yet generated any revenues, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Friedman LLP

East Hanover, New Jersey

March 26, 2015

Neurotrope, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2014	2013
CURRENT ASSETS
Cash and cash equivalents	$8,010,357	$15,211,744
Prepaid expenses	97,073	87,059

TOTAL CURRENT ASSETS	8,107,430	15,298,803

Fixed Assets, net of accumulated depreciation	53,618	-

TOTAL ASSETS	$8,161,048	$15,298,803

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$778,753	$119,608
Accrued expenses	310,435	37,029
Accounts payable and accrued expenses - related party	200,000	251,779

TOTAL CURRENT LIABILITIES	1,289,188	408,416

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized;
21,363,000 and 23,000,000 shares issued and outstanding at December 31, 2014 and 2013, respectively.
Liquidation preference of $21,363,000 plus dividends accruable at 8% per annum of $2,687,835 as of December 31, 2014 and
Liquidation preference of $23,000,000 plus dividends accruable at 8% per annum of $1,023,616 at December 31, 2013	18,524,163	19,943,572

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
24,034,094 issued and outstanding at December 31, 2014;
21,740,006 shares issued and outstanding at December 31, 2013	2,403	2,174
Additional paid-in capital	6,627,983	3,974,007
Accumulated deficit	(18,282,689)	(9,029,366)

TOTAL SHAREHOLDERS' DEFICIT	(11,652,303)	(5,053,185)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$8,161,048	$15,298,803

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2014	2013

OPERATING EXPENSES:
Research and development - related party	$2,223,643	$1,367,644
Research and development	1,242,706	-
General and administrative - related party	108,693	1,446,986
General and administrative	4,488,415	1,653,208
Stock-based compensation - related party	252,868	2,854,745
Stock-based compensation	950,795	268,199

TOTAL OPERATING EXPENSES	9,267,120	7,590,782

OTHER INCOME:
Interest income	13,797	1,378

Net loss before income taxes	(9,253,323)	(7,589,404)

Provision for income taxes	-	-

Net loss	$(9,253,323)	$(7,589,404)

Preferred Stock dividends	$(1,664,219)	$(1,023,616)

Net loss attributable to common shareholders	$(10,917,542)	$(8,613,020)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.49)	$(0.40)

Basic and diluted weighted average common shares outstanding	22,106,516	21,702,415

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2013	21,690,406	2,169	-	(1,439,962)	(1,437,793)

Issuance of common stock for consulting fees	49,600	5	44,635	-	44,640

Stock based compensation	-	-	3,122,944	-	3,122,944

Issuance of common stock warrants	-	-	806,428	-	806,428

Net loss	-	-	-	(7,589,404)	(7,589,404)

Balance December 31, 2013	21,740,006	$2,174	$3,974,007	$(9,029,366)	$(5,053,185)

Conversion of Series A preferred stock to common stock	1,637,000	164	1,419,246	-	1,419,410

Stock based compensation	-	-	1,203,663	-	1,203,663

Issuance of common stock for consulting services	43,860	4	24,996		25,000

Exercise of common stock warrants	613,228	61	6,071		6,132

Net loss	-	-	-	(9,253,323)	(9,253,323)

Balance, December 31, 2014	24,034,094	$2,403	$6,627,983	$(18,282,689)	$(11,652,303)

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year	Year
	ended	ended
	December 31, 2014	December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,253,323)	$(7,589,404)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	1,203,663	3,122,944
Consulting services paid by issuance of common stock	25,000	44,640
Depreciation expense	1,325	-
Change in assets and liabilities
Increase in prepaid expenses	(10,014)	(87,059)
Decrease in accounts payable
and accrued expenses - related party	(51,779)	(988,857)
Increase (decrease) in accounts payable	659,146	(72,734)
Increase in accrued expenses	273,406	37,029
Total adjustments	2,100,747	2,055,963

Net Cash Used in Operating Activities	(7,152,576)	(5,533,441)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(54,943)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net of transaction costs	-	20,750,000
Proceeds from exercise of common stock warrants	6,132	-
Repayment of advances from related party	-	(4,815)

Net Cash Provided by Financing Activities	6,132	20,745,185

NET (DECREASE) INCREASE IN CASH	(7,201,387)	15,211,744

CASH AT BEGINNING OF YEAR	15,211,744	-

CASH AT END OF YEAR	$8,010,357	$15,211,744

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$1,419,410	$-

See accompanying notes to consolidated financial statements.

NEUROTROPE INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Planned Business:

References in these notes to the consolidated financial statements to “Neurotrope, Inc.,” “we,” “us,” “our Company” refer to Neurotrope, Inc. and its consolidated subsidiary Neurotrope Bioscience, Inc. (“Neurotrope BioScience”). Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to the licensed technology transferred to the Company on February 28, 2013 (see Note 6).

On August 23, 2013, a wholly-owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged (the “Reverse Merger”) with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became the Company’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

The transaction was accounted for as a reverse merger and recapitalization with Neurotrope BioScience as the acquirer for financial reporting purposes and Neurotrope, Inc. as the acquired company. Consequently, the assets and liabilities and the operations that are reflected in the historical financial statements are those of Neurotrope BioScience and are recorded at the historical cost basis of Neurotrope BioScience, and the consolidated financial statements after completion of the Reverse Merger include the assets and liabilities of Neurotrope BioScience and Neurotrope, Inc., and the historical operations of Neurotrope, Inc. and Neurotrope BioScience from the closing date.

As a result of the Reverse Merger, Neurotrope, Inc. discontinued its pre-Reverse Merger business and acquired the business of Neurotrope BioScience, which it is continuing to operate through Neurotrope BioScience. The common stock of Neurotrope, Inc. is traded under the ticker symbol “NTRP.”

Note 2 – Going Concern:

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have generated no revenues to-date, have incurred substantial losses during the Company’s development stage and have substantial contractual commitments pursuant to various agreements to which we are a party.

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan during the development stage. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt as to our ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies:

Recently Adopted Accounting Standards:

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). ASU 2014-10 eliminates the concept of a development stage entity in its entirety from current accounting guidance. The new guidance eliminates the requirements for development stage entities to (i) present inception-to-date information in the statement of operations, stockholders’ equity and cash flows, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, and (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 is effective prospectively for public entities for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods; however, early adoption is permitted. The Company elected to adopt ASU 2014-10 as permitted, for the financial statements ended December 31, 2014 and, accordingly, has not included the inception-to-date disclosures and other previously required disclosures for development stage entities.

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

Reclassifications:

Certain reclassifications have been made to the 2013 financial statements to conform to the consolidated 2014 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2014, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following at December 31:

	2014	2013
Property and equipment	$54,943	$0
Accumulated depreciation	$(1,325)	$0
Property and equipment, net	$53,618	$0

Depreciation expense for the year ended December 31, 2014 was $1,325 compared to $0 for 2013.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2014 and 2013.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through December 31, 2014.

In the event the Company was to receive an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense when assessed.

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the ability to obtain favorable licensing, manufacturing or other agreements for its product candidates and the ability to raise capital to achieve strategic objectives.

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

Note 4 – Contractual Commitments:

From January 1, 2013 through February 28, 2013, Neurotrope BioScience compensated its former President under an independent contractor agreement at the rate of $20,833 per month. On February 25, 2013, Neurotrope BioScience executed a four-year employment agreement, effective March 1, 2013, with its former President (the “Employment Agreement”). The Employment Agreement provided for an annual salary of $250,000 and an annual bonus of $50,000, which would have increased to an annual salary of $300,000 and an annual bonus of $100,000 effective as of the later of (a) February 28, 2015 or (b) the closing by the Company of a Series B Preferred Stock financing as described in Note 6 below. Effective as of July 16, 2014, the former President’s employment as Chief Executive Officer and President of Neurotrope BioScience and the Company was terminated.

In connection with his termination, effective as of July 16, 2014, Neurotrope BioScience and its former President entered into a separation agreement and general release on October 9, 2014 (the “Separation Agreement”).

The Separation Agreement states that Neurotrope BioScience will pay or provide to the former President the following: (a) $2,684 within three days of the execution of the Separation Agreement by him, representing reimbursement of business expenses; (b) a lump sum equal to the total gross amount of $233,000 (less all applicable income and employment taxes and other required or elected withholdings, for which a Form W-2 will be issued to him); (c) a gross amount of $25,478 (less all applicable income and employment taxes and other required or elected withholdings) for his accrued, unused vacation; (d) reimbursement for the cost of continuing his current health care insurance in the same amount as the net reimbursement amounts paid to him on a monthly basis immediately prior to July 16, 2014 ($2,974 per month) until the earlier of the date on which he becomes eligible for medical insurance coverage with a new employer or July 16, 2015; (e) director’s and officer’s insurance coverage covering his actions while a director and/or officer of Neurotrope BioScience until July 16, 2020; and (f) $17,000 for reimbursement of his attorneys fees. In addition, the parties agreed that his ownership of any common shares of the company is not affected by the Separation Agreement and that any equity awards he received pursuant to the 2013 Equity Incentive Plan will be governed exclusively by the terms of such plan. Approximately $282,000 was paid to him pursuant to the Separation Agreement in 2014.

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party to the Company’s current President and CEO Charles S. Ramat, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. The Ramat agreement was amended on February 2, 2015 to add Mr. Ramat’s duties as the Company’s President and CEO. No other changes were made. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat was issued a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance vest on a daily basis over the four-year period beginning on February 28, 2013. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; (b) the expiration of one year from the date of death or the termination of optionee as a service provider by reason of disability; or (c) the expiration of twelve months from the date of termination of optionee’s service as a service provider for any reason whatsoever other than termination of service for death or disability. An entity related to Ramat purchased 1,000,000 shares of the Company’s Series A Preferred Stock on the effective date of the consulting agreement described in this paragraph.

On October 1, 2013, the Company canceled its agreement with MCMS and executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Executive Vice President, Chief Financial Officer, Treasurer and Secretary. This agreement provides for an annual salary of $240,000, which shall increase to an annual salary of $275,000 beginning January 1, 2015. In addition, the agreement provides for a $35,000 bonus for the year ended December 31, 2013, a $50,000 bonus for the year ending December 31, 2014 and a targeted bonus of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On January 16, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s Vice President – Commercial Operations. This employment letter provides for an annual salary of $210,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the employment letter provides for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment.

On January 22, 2014, the Company executed a four-year employment agreement with Neurotrope BioScience’s Vice President and Chief Medical Officer. This agreement provided for an annual salary of $210,000. In addition, the employment agreement provided for a discretionary bonus of up to 35% of base salary for all years. On January 23, 2014, the Board granted an incentive stock option to its former Vice President and Chief Medical Officer under the 2013 Plan to purchase 125,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason. On October 31, 2014, the Company terminated Neurotrope BioScience’s former Vice President and Chief Medical Officer without cause. Upon termination without cause and conditioned upon the execution of a release, he received severance and accelerated vesting of a portion of his incentive stock option to purchase 31,250 shares of the Company’s common stock. Approximately $217,000 was accrued for this severance arrangement in 2014 and paid in February 2015.

On June 1, 2014, the Company executed a four-year employment letter, with Neurotrope BioScience’s Executive Director – Pharmacology. This employment letter provides for an annual salary of $180,000 which shall increase at the discretion of the Company’s Compensation Committee. In addition, the employment letter provides for a discretionary bonus of up to 25% of base salary for all years. On July 16, 2014, the Board granted an incentive stock option to the Executive Director for the purchase of 50,000 shares of the Company’s common stock (see Note 10 – “Stock Options” for details).

On July 16, 2014, the Board appointed Charles S. Ramat and Paul E. Freiman to serve as Co-Chief Executive Officers, on an interim basis, of the Company and of Neurotrope BioScience. Mr. Freiman has served on the Board since October 18, 2013, and was appointed Co-Chairman of the Board on June 13, 2014. Mr. Ramat was elected to the Board on June 13, 2014 and was immediately appointed Co-Chairman of the Board.

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

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced September 1, 2014 and expires December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. The Company is amortizing the total base rent due over 39 months and has expensed $28,927 for 2014.

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

As of November 1, 2014, Neurotrope BioScience entered into an employment agreement for one (1) year with provisions for automatic renewals, with a new Executive Vice President, Development and Chief Medical Officer. This agreement provides for an annual salary of $325,000 which shall increase at the discretion of the Company’s President. In addition, the employment agreement provides for a signing bonus of $102,083 in total, payable $8,507 monthly (if employed during the applicable payment cycle) and a discretionary bonus of up to 50% of base salary. In connection with his employment and as of his date of hire, the Company’s Compensation Committee authorized a grant of a non-qualified stock option to Neurotrope BioScience’s new Executive Vice President and Chief Medical Officer under the 2013 Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $0.71 per share. These options vest 20% per year over five years commencing November 1, 2015.

Note 5 – Collaborative Agreements:

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

Pursuant to the Stanford Agreement, in 2014, the Company paid Stanford a total of $60,850, of which $48,564 was expensed by the Company in 2014. The Company is also obligated to pay Stanford: (a) a $10,000 annual license maintenance fee; (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product; and (c) low single-digit royalties on net sales of licensed products.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days’ written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company has agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238. The Company has incurred a total of $417,877 in fees, all of which are included in the balance sheet as payables as of December 31, 2014.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCepsilon, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (the “Mount Sinai Licensed Products”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, Neurotrope BioScience is obligated to pay a $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. In 2014, the Company paid Mount Sinai $25,000, which represents the license initiate fee described above. Of this $25,000, the Company expensed $11,458 in 2014. Also in 2014, the Company accrued $12,000 as an expense to Mount Sinai for certain consulting services that did not get paid in 2014.

Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Agreement at any time upon 60 days’ written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all licensed products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following the termination of the Mount Sinai Agreement.

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

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. One of those directors, Mr. Singer, is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 37.6% of the Company's outstanding common stock as of December 31, 2014.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement with BRNI, a related party, and NRV II, LLC, another affiliate of BRNI (the “BRNI License Agreement”). Under the terms of the BRNI License Agreement, BRNI provides research services and granted Neurotrope BioScience the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Neurotrope BioScience’s completion of a Series A Preferred Stock financing generating net proceeds to Neurotrope BioScience of at least $8,000,000 on February 28, 2013. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

The research services provided under the BRNI License Agreement commenced on April 2, 2012. The BRNI License Agreement requires Neurotrope BioScience to reimburse BRNI for services rendered (the “Services Reimbursement”) on a pro-rated, 30-month basis, with respect to the period of time elapsed from April 2, 2012 through the date of the Series A Preferred Stock financing on February 28, 2013. BRNI charged Neurotrope BioScience $266,666 from January 1, 2013 to February 28, 2013.

After the initial Series A Preferred Stock financing, the BRNI License Agreement requires Neurotrope BioScience to enter into scope of work agreements with BRNI as the preferred service provider, for any research and development services or other related scientific assistance and support services. Neurotrope BioScience is not permitted to engage any other person other than BRNI to perform research or development services or other related scientific assistance without prior written consent of BRNI, except under certain circumstances. BRNI and Neurotrope may agree to have a third party provide services identical or similar to such services to Neurotrope in the case where BRNI is demonstrably unable to do so or such third party is demonstrably in a superior position to do so.

In addition, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee,” commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (a) a pro-rata amount of $1,000,000 in the year the Company completes such financing (b) $1,000,000 per year for five calendar years subsequent to such financing and (c) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License Agreement. The Company has not yet completed this Series B Financing (see Note 9) and, accordingly, no such fees are due.

The BRNI License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the BRNI License Agreement, the Company is required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Preferred Stock financings or any subsequent rounds of financing prior to a public offering, less commissions. On March 25, 2013, the Company prepaid $409,549 in royalties under the BRNI License Agreement and paid the remainder due of $60,349 in July 2013 relating to the May 7, 2013 Series A Preferred Stock financing. On August 29, 2013, the Company paid $520,252 in prepaid royalties relating to the August 23, 2013 Series A Preferred Stock financing. On October 4, 2013, the Company paid $48,600 in prepaid royalties relating to the Series A Preferred Stock financing. These royalties were expensed in “general and administrative expenses – related party” in the statement of operations as there is no guarantee that sales will be achieved and royalties warranted.

Effective August 28, 2013, Neurotrope BioScience signed a statement of work (“SOW”) with BRNI pursuant to the BRNI License Agreement for the further development of its Alzheimer’s disease (“AD”) diagnostic product. Pursuant to the SOW, Neurotrope BioScience paid BRNI a total of $1,645,470 in 12 equal monthly installments of $137,123, payable on the first business day of each month. These payments are for operating expenses associated with BRNI’s diagnostic laboratories. Operating expenses that are incurred in excess of this total amount are the responsibility of BRNI unless prior approval is obtained from Neurotrope BioScience. The SOW may be extended if BRNI provides Neurotrope BioScience with two months advanced notice that the SOW objectives are not met within the initial 12 month period. As of December 31, 2014, BRNI did provide Neurotrope BioScience with the requisite notice to extend the term of the SOW. The parties have negotiated the terms of such extension.

Subsequent to the year ended December 31, 2014 and effective as of October 31, 2012, Neurotrope BioScience entered into an Amended and Restated Technology License and Services Agreement with BRNI and NRV II, LLC on February 4, 2015 (the “Amended and Restated BRNI License”). The agreement further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012. Pursuant to the Amended and Restated BRNI License, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement dated February 4, 2015 (the “February 2015 SOW”). The February 2015 SOW is effective as of October 1, 2014 and continues until September 30, 2015. Neurotrope BioScience is obligated to pay $2.54 million pursuant to the February 2015 SOW (See Subsequent Events – Note 12). For the years ended December 31, 2014, Neurotrope BioScience incurred $600,000 in expenses relating to the February 2015 SOW, of which $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015.

Effective November 13, 2013, Neurotrope BioScience agreed to another SOW with in which Neurotrope BioScience contracted for the further development of its AD therapeutic product. Pursuant to this SOW, Neurotrope BioScience paid BRNI $251,939 for related personnel and research services. Neurotrope BioScience expensed this entire amount in the year ended December 31, 2013. No additional expense relating to this SOW was incurred during the year ended December 31, 2014.

On March 12, 2014, Neurotrope BioScience signed an additional SOW with BRNI to continue pre-clinical activities relating to the commercialization of Neurotrope BioScience’s therapeutic product. Neurotrope BioScience paid BRNI the entire total pursuant to this SOW of approximately $465,000 for these services during the year ended December 31, 2014.

Note 7– Income Taxes:

The Company incurred a net operating loss for income tax purposes of $13,685,763 for the period from October 31, 2012 (inception) through December 31, 2014. This amount is available for carryforward for use in offsetting taxable income of future years through 2034. The net operating loss carryforward resulted in a deferred tax asset of $4,653,159 at December 31, 2014. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of $221,098 as of December 31, 2014. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

On February 28, 2013, Neurotrope BioScience amended and restated its Certificate of Incorporation to authorize 45,000,000 common shares at a par value of $0.01. On that date, the Company issued 19,000,000 common shares. This recapitalization has been presented retroactively in the accompanying financial statements.

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

Pursuant to the Plan of Merger, among other things, each share of common stock of BlueFlash, $0.0001 par value per share was automatically converted into 2.242 shares of Neurotrope’s common stock.

On August 23, 2013, the Reverse Merger occurred as described in Note 1 above, and all of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope’s common stock on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a Split-Off Agreement, Neurotrope, Inc. transferred its pre-Reverse Merger business to Marissa Watson, its pre-Reverse Merger majority stockholder, in exchange for the surrender by her and cancellation of 20,178,000 shares of Neurotrope’s common stock.

On September 25, 2014, the Company agreed to issue to a consultant 43,860 shares of common stock as compensation to assist the Company with investment banking and capital raising activities. The Company expensed $25,000 during the 2014 period as a general and administrative expense which represented the common stock issuable times the closing market price of the Company’s common stock on the date the consultant was engaged. During the year ended December 31, 2013, the Company issued (i) 9,600 shares of common stock to a consultant as compensation for advisor services in connection with the Reverse Merger and (ii) 40,000 shares of common stock to a consultant for investor relations services, and as a result, incurred expenses totaling $44,640.

During the year ended December 31, 2014, ten holders of 1,637,000 total shares of Preferred Stock converted that Preferred Stock into 1,637,000 shares of Neurotrope’s common stock and five holders of 613,228 warrants exercisable at $0.01 per share of common stock exercised their warrants into 613,228 shares of Neurotrope’s common stock.

Note 9 – Preferred Stock:

Through a series of private placements closed between February and October 2013, Neurotrope BioScience issued 23,000,000 preferred shares at $1 per share, resulting in gross proceeds of $23 million. The Company agreed to pay the placement agent in the offering a cash commission of 10% of the gross funds raised from non-Company related investors in the private placement offering (“PPO”). As a result, the Company paid the placement agents cash totaling $2,225,000. In addition, the placement agent received (a) for the first $12,000,000 of gross PPO proceeds, (i) warrants exercisable for a period of ten (10) years to purchase a number of shares of common stock equal to 7.5% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with a per share exercise price of $0.01, and (ii) warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A Preferred Stock equal to 2.5% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with a per share exercise price of $1.00; and (b) on gross PPO proceeds in excess of $12,000,000, warrants exercisable for a period of ten (10) years to purchase a number of shares of Series A Preferred Stock equal to 10% of the number of shares of Series A Preferred Stock sold to investors introduced by it, with an exercise price of $1.00 per share (collectively, the “Agent Warrants”). As a result of the foregoing aggregate placements, the placement agent was issued Agent Warrants to purchase 900,000 shares of the Company’s common stock and 1,325,000 shares of the Company’s Series A Preferred Stock.

The Series A Preferred Stock ranks senior with respect to liquidation preference and dividend rights to the common stock and any other class or series of stock that the Company may issue. The Series A Preferred Stock accrues a dividend at an annual rate of $0.08 per share, when and if declared by the Board of Directors of the Company. No dividends have been declared on the Series A Preferred Stock. In the event of any voluntary or involuntary liquidation, dissolution or winding-up of our affairs or similar event, a holder of Series A Preferred Stock will be entitled to be paid, before any distribution or payment may be made to any holders of common stock or other class or series of stock, the liquidation amount (which shall equal $1.00 per share) and the amount of any accruable and unpaid dividends as of such distribution or payment date. Each share of Series A Preferred Stock is convertible into common stock at the option of the stockholder at a price of $1.00 per share, subject to adjustment. Each share of Series A Preferred Stock will convert into more than one share of common stock in the event that the Company sells certain securities at a price per share that is less than the conversion price, which is currently set at $1.00 per share. The Series A shares are subject to mandatory conversion upon the vote of holders of a majority of the outstanding shares of Series A Preferred Stock at any given time, or upon the closing of a sale of common stock to the public at a price of at least $5.00 per share (subject to adjustment in the case of certain events) in a firm commitment underwritten public offering pursuant to an effective registration statement under the Securities Act, resulting in net proceeds to the Company of at least $30,000,000. The holders of Series A Preferred Stock are entitled to a class vote on certain Company actions, have the right to participate in future offerings and have the right to elect one member of the Company board of directors, in addition to certain additional rights and privileges as set forth in the Amended and Restated Certificate of Incorporation and in certain agreements between the Company and the holders thereof.

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

During 2014, private placement investors converted a total of 1,637,000 shares of the Company’s Series A Preferred Stock into 1,637,000 shares of the Company’s common stock.

Note 10 – Stock Options:

Our Board of Directors adopted, and our stockholders approved, the 2013 Plan, which provides for the issuance of incentive awards of up to 7,000,000 shares of the Company’s common stock to officers, key employees, consultants and directors. Upon the closing of the Reverse Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued. Of these options: (a) 3,500,000 options were issued to founding stockholders and 54,404 were granted to a consultant, each with a term of ten years, exercisable at $1.75 per common share, 100% of these options vested on the date of grant; (b) 1,050,000 options were issued to four directors (or their affiliates) and 250,000 to a consultant with a term of ten years, exercisable at $1.00 per common share, which vest 20% per year for each of five years after the date of grant; and, (c) 300,000 options were granted to a consultant with a term of ten years, exercisable at $1.00 per common share which vested 20% on the date of grant and vest 20% per year over the next four years. These options were issued in conversion of options issued by Neurotrope BioScience on February 28, 2013.

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

A summary of the Company’s stock option activity for the years ended December 31, 2014 and 2013 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2013	0	$0
Options granted	6,489,404	$1.47
Options granted	(239,452)	$(1.00)
Options exercised	0	0
Outstanding at December 31, 2014	6,249,952	$1.48
Options exercisable December 31, 2013	3,764,733	$1.71

Outstanding at December 31, 2013	6,249,952	$1.48
Options granted	2,350,000	$1.29
Options granted	(830,750)	$1.77
Options exercised	0	0
Outstanding at December 31, 2014	7,769,202	$1.40
Options exercisable December 31, 2014	4,546,603	$1.49

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2014 was approximately 8.5 and 8.9 years, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the year ended December 31, 2014 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 90.56%; Risk-free interest rate 2.53%; weighted average grant date fair value of $0.77 per common share.

The total stock option-based compensation recorded as operating expense was approximately $1,203,000 and $3,123,000 for the years ended December 31, 2014 and 2013, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock and preferred stock reserved for future issuances consisted of the following at December 31, 2014:

	Common Stock Reserved	Preferred Stock Reserved
Common stock warrants outstanding	286,772	0
Preferred stock warrants outstanding	1,325,000	1,325,000
Common stock options outstanding	7,769,202	0
Conversion of Series A Preferred Stock	21,363,000	0
Total	30,743,974	1,325,000

On February 9, 2015, the holders of the Preferred stock warrants outstanding agreed to convert these warrants to Common stock warrants with the same terms as the Preferred stock warrants (See Subsequent Events – Note 12)

Note 12 – Subsequent Events:

From January 1 through March 20, 2015, private placement investors converted a total of 2,580,606 shares of the Company’s Series A Preferred Stock (issued in 2013) into 2,580,606 shares of the Company’s common stock.

Additionally, from January 1 through March 26, 2015, private placement investors exercised common stock warrants (issued August 23, 2013) resulting in the issuance of a total of 180,558 shares of the Company’s common stock.

On February 9, 2015, the holders of placement agent warrants to purchase an aggregate of 1,325,000 shares of our Series A Preferred Stock entered into Conversion Agreements with us pursuant to which such holders’ placement agent warrants to purchase Series A Preferred Stock were converted, for no additional consideration, into common stock purchase warrants to purchase an aggregate of 1,325,000 shares of our common stock.

On February 4, 2015, Neurotrope BioScience entered into an Amended and Restated Technology License and Services Agreement with BRNI and NRV II, LLC. The agreement further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012, which was previously amended by Amendment No. 1 to the Technology License and Services Agreement as of August 21, 2013.

Pursuant to the Amended and Restated BRNI License, on February 4, 2015, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement, or the February 2015 SOW, pursuant to the BRNI License. The February 2015 SOW is effective as of October 1, 2014 and continues until September 30, 2015.

The February 2015 SOW terminates and replaces the SOW dated August 28, 2013 and both parties agreed that neither party has or shall have any rights, claims damages or obligations for services or costs pursuant to the August 28, 2013 SOW.

Pursuant to the February 2015 SOW, Neurotrope BioScience agreed to pay BRNI two million four hundred thousand dollars ($2,400,000) in service fees and other amounts payable at a rate of two hundred thousand dollars ($200,000) per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first six hundred thousand dollars ($600,000) of payments satisfy certain outstanding amounts owed to BRNI. Of this $600,000, $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015. Neurotrope BioScience also agreed to pay BRNI twenty thousand dollars ($20,000) in quarterly payments during the twelve months from the date of the SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding Neurotrope BioScience’s contract with the Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann Pick disease.

In consideration for the February 2015 SOW, BRNI agrees to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKC epsilon platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKC epsilon activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for the purpose of developing a commercially usable PKC epsilon activator. Furthermore, BRNI agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage and handling for Neurotrope BioScience’s pre-clinical and clinical use, which was completed on March 10, 2015.

In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience agrees to reimburse a third party for services BRNI received from such third party in the amount of one hundred fifty thousand dollars ($150,000) in connection with BRNI’s former diagnostic trial program with such third party. Also, under certain conditions, Neurotrope BioScience has agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience does not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the diagnostic test will revert to BRNI and Neurotrope BioScience will no longer be licensed thereto.

