Form 10-Q
period 2015-03-31
Neurotrope, Inc.
filed 2015-05-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 7, 2015, there were 27,490,540 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope BioScience, Inc.

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$5,477,133	$8,010,357
Prepaid expenses	56,965	97,073

TOTAL CURRENT ASSETS	5,534,098	8,107,430

Fixed Assets, net of accumulated depreciation	55,225	53,618

TOTAL ASSETS	$5,589,323	$8,161,048

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$963,397	$778,753
Accrued expenses	56,150	310,435
Accounts payable and accrued expenses - related party	-	200,000

TOTAL CURRENT LIABILITIES	1,019,547	1,289,188

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized; 18,757,394 and 21,363,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively. Liquidation preference of $18,757,394 plus dividends accruable at 8% per annum of $2,748,241 as of March 31, 2015 and Liquidation preference of $21,363,000 plus dividends accruable at 8% per annum of $2,687,835 at December 31, 2014	16,267,659	18,524,163

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value; 26,876,040 issued and outstanding at March 31, 2015; 24,034,094 shares issued and outstanding at December 31, 2014	2,688	2,403
Additional paid-in capital	8,948,387	6,627,983
Accumulated deficit	(20,648,958)	(18,282,689)

TOTAL SHAREHOLDERS' DEFICIT	(11,697,883)	(11,652,303)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$5,589,323	$8,161,048

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014

OPERATING EXPENSES:
Research and development - related party	$600,000	$651,859
Research and development	492,657	-
General and administrative - related party	27,000	27,000
General and administrative	1,186,358	845,147
Stock-based compensation - related party	43,336	66,763
Stock-based compensation	18,486	104,157

TOTAL OPERATING EXPENSES	2,367,837	1,694,926

OTHER INCOME:
Interest income	1,568	4,429

Net loss before income taxes	(2,366,269)	(1,690,497)

Provision for income taxes	-	-

Net loss	$(2,366,269)	$(1,690,497)

Preferred Stock dividends	$(2,748,241)	$(1,471,050)

Net loss attributable to common shareholders	$(5,114,510)	$(3,161,547)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.20)	$(0.14)

Basic and diluted weighted average common shares outstanding	25,016,000	21,881,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	24,034,094	$2,403	$6,627,983	$(18,282,689)	$(11,652,303)

Conversion of Series A preferred stock to common stock	2,605,606	261	2,256,243	-	2,256,504

Stock based compensation	-	-	61,822	-	61,822

Exercise of common stock warrants	236,340	24	2,339		2,363

Net loss	-	-	-	(2,366,269)	(2,366,269)

Balance March 31, 2015	26,876,040	$2,688	$8,948,387	$(20,648,958)	$(11,697,883)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2015	March 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,366,269)	$(1,690,497)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	61,822	170,920
Depreciation expense	1,436	-
Change in assets and liabilities
Increase in prepaid expenses	40,108	8,590
Decrease in accounts payable and accrued expenses - related party	(200,000)	(136,631)
Increase in accounts payable	184,644	15,522
Decrease in accrued expenses	(254,285)	(10,129)
Total adjustments	(166,275)	48,272

Net Cash Used in Operating Activities	(2,532,544)	(1,642,225)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,043)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	2,363	-

Net Cash Provided by Financing Activities	2,363	-

NET DECREASE IN CASH	(2,533,224)	(1,642,225)

CASH AT BEGINNING OF PERIOD	8,010,357	15,211,744

CASH AT END OF PERIOD	$5,477,133	$13,569,519

DISCLOSURE OF NON-CASH FINANCING ACTMTIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$2,256,504	$132,378

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. These consolidated financial statements should be read in conjunction with the Consolidated Financial Statements and Notes to the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.

Note 2 – Going Concern:

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have generated no revenues to-date, have incurred substantial losses during the Company’s development stage and have substantial contractual commitments pursuant to various agreements to which we are a party.

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

Reclassifications:

Certain reclassifications have been made to the 2014 financial statements to conform to the consolidated 2015 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2015, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
Property and equipment	$57,987	$54,943
Accumulated depreciation	$(2,762)	$(1,325)
Property and equipment, net	$55,225	$53,618

Depreciation expense for the three months ended March 31, 2015 and 2014 was $1,436 and $0, respectively.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2015 and December 31, 2014.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through March 31, 2015.

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

Note 4 – Contractual Commitments:

Effective as of July 16, 2014, the Company’s former President’s employment as Chief Executive Officer and President of Neurotrope BioScience and the Company was terminated. In connection with the termination, effective as of July 16, 2014, Neurotrope BioScience and its former President entered into a separation agreement and general release on October 9, 2014 (the “Separation Agreement”).

The Separation Agreement states that Neurotrope BioScience will pay or provide to the former President the following: (a) $2,684 within three days of the execution of the Separation Agreement by him, representing reimbursement of business expenses; (b) a lump sum equal to the total gross amount of $233,000; (c) a gross amount of $25,478 for his accrued, unused vacation; (d) reimbursement for the cost of continuing his current health care insurance in the same amount as the net reimbursement amounts paid to him on a monthly basis immediately prior to July 16, 2014 ($2,974 per month) until the earlier of the date on which he becomes eligible for medical insurance coverage with a new employer or July 16, 2015; (e) director’s and officer’s insurance coverage covering his actions while a director and/or officer of Neurotrope BioScience until July 16, 2020; and (f) $17,000 for reimbursement of his attorneys fees. In addition, the parties agreed that his ownership of any common shares of the company is not affected by the Separation Agreement and that any equity awards he received pursuant to the 2013 Equity Incentive Plan will be governed exclusively by the terms of such plan. Approximately $282,000 was paid to him pursuant to the Separation Agreement in 2014.

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party to the Company’s current President and CEO Charles S. Ramat, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. The Ramat agreement was amended on February 2, 2015 to add Mr. Ramat’s duties as the Company’s President and CEO. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat was issued a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance vest on a daily basis over the four-year period beginning on February 28, 2013. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; (b) the expiration of one year from the date of death or the termination of optionee as a service provider by reason of disability; or (c) the expiration of twelve months from the date of termination of optionee’s service as a service provider for any reason whatsoever other than termination of service for death or disability. An entity related to Ramat purchased 1,000,000 shares of the Company’s Series A Preferred Stock on the effective date of the consulting agreement described in this paragraph. (See Note 12 – “Subsequent Events” for additional information regarding Mr. Ramat’s compensation arrangement).

On October 1, 2013, the Company executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Executive Vice President, Chief Financial Officer, Treasurer and Secretary. This agreement provides for an annual salary of $240,000, which increased to an annual salary of $275,000 beginning January 1, 2015 plus a bonus arrangement of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

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

On January 22, 2014, the Company executed a four-year employment agreement with Neurotrope BioScience’s former Vice President and Chief Medical Officer. This agreement provided for an annual salary of $210,000. On January 23, 2014, the Board granted an incentive stock option to its former Vice President and Chief Medical Officer under the 2013 Plan to purchase 125,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. On October 31, 2014, the Company terminated Neurotrope BioScience’s former Vice President and Chief Medical Officer without cause. Upon termination without cause and conditioned upon the execution of a release, he received severance and accelerated vesting of a portion of his incentive stock option to purchase 31,250 shares of the Company’s common stock. These options have lapsed. Approximately $217,000 was accrued for this severance arrangement in 2014 and paid in February 2015.

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

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced September 1, 2014 and expires December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. The Company is amortizing the total base rent due over 39 months.

On September 12, 2014, the Board elected Mr. Ramat to be the Company’s President and Chief Executive Officer and Mr. Freiman to be the Company’s Chairman of the Board. In consideration of the services that Mr. Ramat will provide to the Company as President and CEO, the Company agreed to pay Mr. Ramat a consulting fee of $400,000 per year with a bonus opportunity of up to 50% of his consulting fee after one (1) year of service, which arrangement could have been terminated by either party on 60 days’ notice, but has been amended to 180 days’ notice (See Note 12 – “Subsequent Events”). Mr. Ramat’s consulting fee replaces the $20,000 per month consulting fee of July 16, 2014. Mr. Freiman’s compensation remains at $20,000 per month as Chairman of the Board. In addition to his salary for services as President and Chief Executive Officer of the Company, Mr. Ramat will continue to be paid the consulting fees under a Consulting Agreement with the Company pursuant to which he receives $50,000 per year.

In addition, on September 12, 2014, Messrs. Ramat and Freiman were granted non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per share, are fully vested upon grant, and have a ten-year life.

As of November 1, 2014, Neurotrope BioScience entered into an employment agreement for one (1) year with provisions for automatic renewals, with its Executive Vice President, Development and Chief Medical Officer. This agreement provides for an annual salary of $325,000 which shall increase at the discretion of the Company’s President. In addition, the employment agreement provides for a signing bonus of $102,083 in total, payable $8,507 monthly (if employed during the applicable payment cycle) and a discretionary bonus of up to 50% of base salary. In connection with his employment and as of his date of hire, the Company’s Compensation Committee authorized a grant of a non-qualified stock option to Neurotrope BioScience’s Executive Vice President and Chief Medical Officer under the 2013 Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $0.71 per share. These options vest 20% per year over five years commencing November 1, 2015.

Note 5 – Collaborative Agreements:

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents.

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

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company has agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass through expenses. The Company has incurred a total of $687,112 in fees, $377,225 and $417,877 of which are included in the balance sheet as payables as of March 31, 2015 and December 31, 2014, respectively.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKC epsilon, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, Neurotrope BioScience is obligated to pay a $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a Mount Sinai Licensed Product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. In 2014, the Company paid Mount Sinai $25,000, which represents the license initiation fee described above. Of this $25,000, the Company expensed $11,458 in 2014. Also in 2014, the Company accrued $12,000 as an expense to Mount Sinai for certain consulting services that the Company paid in the fiscal quarter ended March 31, 2015.

Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Mount Sinai Agreement at any time upon 60 days’ written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all Mount Sinai Licensed Products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for Mount Sinai Licensed Products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following the termination of the Mount Sinai Agreement.

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

On March 30, 2015, Neurotrope Bioscience signed a letter of intent with Worldwide Clinical Trials (“WCT”) to commence pre-patient enrollment activities for the conduct of a Phase 2b clinical trial of the Company’s compound, bryostatin-1, for the treatment of Alzheimer’s disease. The letter of intent outlines the scope of the services that WCT will provide to the Company. The Company will pay WCT approximately $300,000 for the services and related third-party costs pursuant to the terms of the letter of intent.

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. Mr. Singer is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 33.6% of the Company's outstanding common stock as of March 31, 2015.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement with BRNI, a related party, and NRV II, LLC, another affiliate of BRNI. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License Agreement”). The BRNI License Agreement further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012, which was previously amended by Amendment No. 1 to the Technology License and Services Agreement as of August 21, 2013. Under the terms of the BRNI License Agreement, BRNI provides research services and granted Neurotrope BioScience the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Neurotrope BioScience’s completion of a Series A Preferred Stock financing generating net proceeds to Neurotrope BioScience of at least $8,000,000 on February 28, 2013. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

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

Pursuant to the BRNI License Agreement, on February 4, 2015, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement, or the February 2015 SOW. The February 2015 SOW is effective as of October 1, 2014 and continues until September 30, 2015.

Pursuant to the February 2015 SOW, Neurotrope BioScience agreed to pay BRNI $2,400,000 in service fees and other amounts payable at a rate of $200,000 per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first $600,000 of payments satisfy certain outstanding amounts owed to BRNI. Of this $600,000, $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015. Neurotrope BioScience also agreed to pay BRNI $20,000 in quarterly payments during the twelve months from the date of the SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding Neurotrope BioScience’s contract with the Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann Pick disease.

In consideration for the February 2015 SOW, BRNI agrees to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s Investigative New Drug Application (IND) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKC epsilon platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKC epsilon activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for the purpose of developing a commercially usable PKC epsilon activator. Furthermore, BRNI agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage and handling for Neurotrope BioScience’s pre-clinical and clinical use, which was completed on March 10, 2015.

In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience agrees, at a reasonable time, to reimburse a third party for services BRNI received from such third party in the amount of $150,000 in connection with BRNI’s former diagnostic trial program with such third party. Also, under certain conditions, Neurotrope BioScience has agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience does not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the diagnostic test will revert to BRNI and Neurotrope BioScience will no longer be licensed thereto.

For the three months ended March 31, 2015, Neurotrope BioScience incurred $600,000 in expenses relating to the February 2015 SOW.

See Note 4 for additional related party transactions.

Note 7– Income Taxes:

The Company incurred a net operating loss for income tax purposes of $15,990,210 for the period from October 31, 2012 (inception) through March 31, 2015. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $250,000 as of March 31, 2015. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the quarter ended March 31, 2015, 19 holders of 2,605,606 total shares of Preferred Stock converted that Preferred Stock into 2,605,606 shares of Neurotrope’s common stock and seven holders of 236,340 warrants exercisable at $0.01 per share of common stock exercised their warrants into 236,340 shares of Neurotrope’s common stock. During the year ended December 31, 2014, ten holders of 1,637,000 total shares of Preferred Stock converted that Preferred Stock into 1,637,000 shares of Neurotrope’s common stock and five holders of 613,228 warrants exercisable at $0.01 per share of common stock exercised their warrants into 613,228 shares of Neurotrope’s common stock.

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

On July 23, 2014, the Company’s Board approved increasing the total shares available under the 2013 Plan by 3,000,000 to 10,000,000. The 3,000,000 additional shares will be issuable as non-qualified stock options, unless shareholder approval is received.

Also, on July 23, 2014, the Board granted non-qualified stock options to three directors, each in the amount of 100,000 shares of common stock; 50,000 of which have an exercise price equal to $1.11, which vested on the date of the grant hereof; and 50,000 of which have an exercise price equal to two times the value of the exercise price of the first 50,000 options, or $2.22 which vest daily over four (4) years (assuming continued service on behalf of the Company), up to 25% per year, until the grant is fully vested on July 23, 2018.

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

A summary of the Company’s stock option activity for the three months ending March 31, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2015	7,769,202	$1.40
Options granted	70,000	$1.17
Options forfeited	(51,250)	$(1.52)
Options exercised	0	0
Outstanding at March 31, 2015	7,787,952	$1.39
Options exercisable March 31, 2015	4,738,294	$1.49

The weighted-average remaining contractual term of options exercisable and outstanding at March 31, 2015 was approximately 8.6 and 8.7 years, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the three months ended March 31, 2015 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 91.85%; Risk-free interest rate 1.98%; weighted average grant date fair value of $1.02 per common share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $61,822 and $170,920 for the three months ended March 31, 2015 and 2014, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at March 31, 2015:

Common Stock Reserved
Common stock warrants outstanding	1,375,432

Common stock options outstanding	7,787,952
Conversion of Series A Preferred Stock	18,757,394
Total	27,920,778

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

Note 12 – Subsequent Events:

From April 1 through May 7, 2015, private placement investors converted a total of 614,500 shares of the Company’s Series A Preferred Stock (issued in 2013) into 614,500 shares of the Company’s common stock.

On April 10, 2015, the Board of Directors (the “Board”) of Neurotrope, Inc. approved an amendment to its compensation arrangement with Mr. Charles Ramat relating to his services as President and Chief Executive Officer of Neurotrope. The arrangement now provides that Mr. Ramat’s services as President and Chief Executive Officer of Neurotrope may be terminated by either the Company or Mr. Ramat on 180 days’ notice, instead of 60 days’ notice.

On the same date, the Board also agreed to grant Mr. Ramat a stock option exercisable for 100,000 shares of common stock of Neurotrope (the “Financing Option”) in the event the Company successfully completes a financing pursuant to which it raises at least ten million dollars ($10,000,000). The Financing Option will be issued to Mr. Ramat on the date of the closing of the applicable financing (assuming Mr. Ramat’s continued service as the President and Chief Executive Officer of Neurotrope as of such date), will be fully vested as of the date of grant, and will have an exercise price per share equal to the price per share paid by investors for securities of Neurotrope in the applicable financing.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, volatility in the price of our raw materials, existing or increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this report appears in the section captioned “Risk Factors” in our Annual Report for the fiscal year ended December 31, 2014, filed with the SEC and elsewhere in this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC. We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this report to reflect any new information or future events or circumstances or otherwise.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became Neurotrope, Inc.’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of the Company’s common stock on a one-for-one basis, and all of the outstanding shares of Neurotrope BioScience Series A Preferred Stock were converted into shares of our Series A Preferred Stock, in each case on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of Alzheimer’s disease, or AD, and, potentially, a diagnostic test for AD, a discussion of the past financial results of Neurotrope, Inc. (i.e., while operating as BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Reverse Merger, are considered our historical financial results.

The following discussion highlights our results of operations and the principal factors that have affected our financial condition as well as our liquidity and capital resources for the periods described, and provides information that management believes is relevant for an assessment and understanding of the statements of financial condition and results of operations presented herein. The following discussion and analysis are based on the unaudited financial statements contained in this report, which we have prepared in accordance with United States generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Basis of Presentation

References in this section to “Neurotrope,” “we,” “us,” “our,” the “Company” and our “Company” refer to Neurotrope, Inc. and its consolidated subsidiary, Neurotrope BioScience.

The unaudited financial statements for our fiscal quarters ended March 31, 2015 and 2014, include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through March 31, 2015 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute, or BRNI, and its affiliate, NRV II, LLC pursuant to the Amended and Restated Technology License and Services Agreement, or BRNI License, entered into on February 4, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not, as of March 31, 2015, realized any revenues from its operations.

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

Under the BRNI License, BRNI and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by BRNI pursuant to a statement of work that the parties enter into pursuant to the BRNI License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by BRNI not pursuant to a statement of work (the “Jointly Owned Data”). BRNI has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the BRNI License or following any expiration of the BRNI License other than an expiration that is the result of a breach by Neurotrope BioScience of the BRNI License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”) provided, however, BRNI may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the BRNI License. Also, BRNI granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain BRNI data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the BRNI License.

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

The term of the BRNI License continues until the later of the date (i) the last of the licensed patents expires, is abandoned or is declared unenforceable or invalid (in each case, determined in accordance with the BRNI License) and (ii) the last of the licensed technology enters the public domain. Either party has the right to terminate the BRNI License after 30 days prior notice in certain circumstances, including if either party were to materially breach any provisions of the BRNI License and does not cure such material breach within 60-days from notice of such material breach from the non-breaching party, for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or in the event of the termination of a certain Stockholders Agreement dated August 23, 2013, with respect to us.

Pursuant to the BRNI License, on February 4, 2015, Neurotrope BioScience and BRNI entered into a Statement of Work and Account Satisfaction Agreement, or the February 2015 SOW. The February 2015 SOW is effective as of October 1, 2014 and continues until September 30, 2015 (see details below).

On May 12, 2014, we entered into a license agreement (the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, we paid a $60,000 license initiation fee to Stanford. We will also pay Stanford (a) a $10,000 annual license maintenance fee, (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, and (c) low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

Under the February 2015 SOW, BRNI agreed to, among other things, provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable protein kinase C (“PKC”) epsilon activator.

On May 15, 2014, we entered into an agreement with a contract research organization, or CRO, to conduct a Phase 2a clinical trial relating to the evaluation of bryostatin for the treatment of AD. We agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. During November 2014, we amended the original agreement which reduced the number of subjects in the clinical trial from 15 to nine, resulting in a reduced total cost estimate of $657,236. The trial was completed in early 2015 and the results were reported as described below.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement, or the “Mount Sinai Agreement”, with the Icahn School of Medicine at Mount Sinai, or Mount Sinai. Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data, and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKC epsilon, which includes Niemann-Pick C Disease. Pursuant to the Mount Sinai Agreement, Neurotrope BioScience paid $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience will also pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai licensed products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Agreement at any time upon 60 days written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all Mount Sinai licensed products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for Mount Sinai licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKC epsilon with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced that preliminary assessment of PKC epsilon levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and there was no measurable improvement in cognition in this mildly impaired patient population.

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

Strategy

One of the central tenets of BRNI’s and our research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted and reversed if treatment is initiated early enough. We believe that the process of halting and reversing neurodegeneration may be achieved by an improvement in nerve cell viability and synaptic function through activation of an enzyme called PKC. This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKC epsilon variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKC epsilon in aging subjects is thought to be one of the main causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKC epsilon in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system.

The flagship product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in 1,200 patients at the National Cancer Institute, or NCI, for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these in-human trials.

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKC epsilon and may have efficacy in treating AD. Activation of PKC epsilon has now been shown to partially restore synaptic function in neurons damaged by AD, ischemic stroke or traumatic brain injury in in vitro and in vivo animal models.

In addition, BRNI is conducting an enhanced access program of Bryostatin-1 in patients with advanced AD. The purpose of the program is to provide experimental care to patients and to gain experience in understanding dosing, safety and efficacy of the drug in these patients. In this program, patients receive the drug, with informed consent, under the supervision of licensed physicians who are experts in the care of patients with advanced dementia. Treating physicians monitor safety and clinical outcomes. Thus far, three patients with advanced AD have been treated, two of which were treated under an IND cleared by the U.S. Food and Drug Administration, or FDA, which is held by BRNI. The study for one of these patients has concluded and the other patient is still being treated after 6 months on the protocol. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll additional patients in the extended access program. We are providing funding and personnel support under the terms of our agreement with BRNI for a modest expansion of this clinical effort in AD in 2015. It is essential to note that this study is an open label study with no placebo control. We recognize that this study does not meet accepted scientific standards of a rigorous double blind placebo controlled clinical trial. Therefore information derived from this program is purely anecdotal and cannot be used to support any scientific claims regarding either safety or efficacy.

Again, we emphasize that this program does not provide rigorous data regarding safety and efficacy. However, it continues to supply important information that will help us optimize our ongoing clinical trial efforts.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which we, in turn, have access under the BRNI License to be used in our own research and regulatory programs.

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic and, potentially, a diagnostic product for AD and potentially utilize these technologies to diagnose and treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from BRNI and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment Fragile X Syndrome.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to accounting for equity compensation and our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. We base our estimates and judgments on historical experience and other factors that we believe to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Results of Operations

Comparison of the Quarters ended March 31, 2015 and March 31, 2014

Revenues

We did not generate any revenues for the quarters ended March 31, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the quarter ended March 31, 2015 were $2,367,837 versus $1,694,926 for the quarter ended March 31, 2014, an increase of approximately 40%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and its collaboration with BRNI and an increase in general and administrative expenses to support product research and development activities.

Research and Development Expenses

	Quarter ended March 31, 2015							Quarter ended March 31, 2014
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$600,000	$106,531	$411,369	$133,959	$651,859
Non-Related Party		462,295		0		30,362	492,657	0	0	0	0
Total	$	NA	$	NA	$	NA	$1,092,657	$245,830	$873,495	$248,319	$651,859

For the three months ended March 31, 2015, we incurred $600,000 of research and development – related party expenses versus $651,859 for the quarter ended March 31, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and diagnostic products. In February 2015, we signed a new SOW with BRNI to pay them a flat fee of $200,000 per month which covers product development activities and maintenance of the licensed patent portfolio.

For the quarter ended March 31, 2015, we incurred $492,657 in research and development expenses with non-related parties versus $0 for the quarter ended March 31, 2014. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the quarter ended March 31, 2015, $325,939 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $111,809 for clinical consulting services, $30,362 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $14,547 for orphan drug development costs and $10,000 for development of alternative drug supply with Stanford University.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $27,000 and $27,000 for the three months ended March 31, 2015 and 2014, respectively. This amount is attributable to the payments to our prior Chairman for services provided to us.

We incurred $1,186,358 and $845,147 of other general and administrative expenses for the three months ended March 31, 2015 and 2014, respectively, an increase of approximately 40%. Of the amounts for the three months ended March 31, 2015 versus the comparable 2014 period: $645,410 was incurred for wages, bonuses, vacation pay, taxes and insurance, for six employees plus our Chairman and our Chief Executive Officer, versus $390,102 for four employees for the 2014 comparable period; $274,372 for ongoing legal expenses versus $137,706 for ongoing legal expenses, $6,500 was incurred for outside operations consulting services versus $191,584; $58,977 was incurred for travel expenses, versus $61,240; $68,483 was incurred for investor relations services versus $20,630; $10,860 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $18,560; $63,203 was incurred for insurance versus $18,988, and; $56,552 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $6,338.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $43,336 versus $66,763 for the quarters ended March 31, 2015 and 2014, respectively, in connection with the issuance of stock options. The decrease is a result of personnel terminated in 2014.

We incurred $18,486 and $104,157 of non-related party non-cash expenses for issuance of stock options for the quarters ended March 31, 2015 and 2014, respectively. The decrease is a result of canceling previously issued stock options relating to personnel terminated in 2014 partially offset by the issuance of new stock options during the quarter ended March 31, 2015.

Other Income

We earned $1,568 of interest income for the quarter ended March 31, 2015 versus $4,429 for the quarter ended March 31, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in cash balances.

Net loss and earnings (losses) per share

We incurred losses of $2,366,269 and $1,690,497 for the quarters ended March 31, 2015 and 2014, respectively. The increased loss was primarily due to our increased activities and new employee hiring during 2014. Earnings (losses) per common share were ($0.20) and ($0.14) for the quarters ended March 31, 2015 and 2014, respectively. The increase in loss per share is primarily attributable to the increase in our operating loss for the current period.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to raising capital, negotiating the BRNI License and furthering the development of our therapeutic and diagnostic products candidates toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we incurred negative cash flows from operations. As of March 31, 2015, we had an accumulated deficit of $20,648,958 and had working capital of $4,514,552 as compared to working capital of $6,818,242 as of December 31, 2014. The $2,303,690 decrease in working capital was attributable to our expenditures relating principally to development of potential therapeutic products and potential diagnostic product and general and administrative expenses which resulted in a net loss of $2,366,269 and capital expenditures of $3,043 offset by non-cash expenses of $63,259 and proceeds from the exercise of common stock warrants of $2,363 for the quarter ended March 31, 2015.

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

As of March 31, 2015, we had cash and cash equivalents totaling approximately $5.5 million, which decreased to approximately $4.4 million as of May 7, 2015. Management believes we have sufficient capital to fund the Company through the end of the fiscal quarter ending on September 30, 2015 without curtailing our product development plans. (See “Going Concern” below). In October 2014, we engaged a consultant to assist us with fund-raising activities, though no transactions have occurred to date. In relation thereto, we agreed to issue 43,860 shares of common stock to the consultant as compensation for services to assist us with investment banking and capital raising activities.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying unaudited condensed consolidated financial statements, we have generated no revenues to date, have incurred substantial losses, and have substantial contractual commitments pursuant to various agreements to which we are a party.

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

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2015.

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

As of March 31, 2015, we had approximately $5.5 million of available cash and cash equivalents. We expect that our operating expenses over the next several years will increase as we expand our research and development activities, personnel, facilities, and infrastructure. We are currently reviewing our current operating plans, and we will require additional capital soon. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Preferred Stock will result in an adjustment to the conversion ratio, applicable to our Series A Preferred Stock, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Preferred Stock, which would further dilute our other stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We received a report from our independent registered public accounting firm on our financial statements for fiscal years ended December 31, 2014 and 2013, which contains emphasis of matter language indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements list factors, including substantial losses during our development stage, substantial contractual commitments, and failure to generate revenues, which raise substantial doubt about our ability to continue as a going concern.

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

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin and our diagnostic test for the detection of AD, are, in part, dependent upon the BRNI License. BRNI has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or in the event of the termination of the Amended and Restated Stockholders Agreement, or the Common Stockholders Agreement, dated August 23, 2013, with respect to the Company. Additionally, the BRNI License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of BRNI. For additional information regarding the BRNI License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” If the BRNI License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We currently rely on BRNI, and may also rely on other independent third-party contract research organizations, to perform clinical and non-clinical studies of our drug candidate and diagnostic test and to perform other research and development services.

The BRNI License requires us to use BRNI to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The BRNI License limits our ability to make certain decisions, including those relating to our drug candidate and diagnostic test, without BRNI’s consent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations, or a CRO, to perform clinical and non-clinical studies of our drug candidate and diagnostic test. Many important aspects of the services that may be performed for us by CROs would be out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, the development of our drug candidate and diagnostic test may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

We cannot assure you that we will receive the approvals necessary to commercialize bryostatin, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of bryostatin or any other drug candidate for the treatment of AD, we must submit a New Drug Application, or NDA, to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

If we are unable to engage a CLIA-certified lab to process our diagnostic test at its facilities, the commercialization of our diagnostic test may be unsuccessful.

We are obligated to develop an AD diagnostic product pursuant to the terms of a statement of work with BRNI. We have conducted analyses of our AD diagnostic technology and are continuing to conduct market research to evaluate physician acceptability, commercial sales potential and product development costs of an AD diagnostic product. We believe that if we develop a diagnostic test that is solely available through a single CLIA-certified lab, we may market the diagnostic test as a laboratory developed test, or LDT, and fall within the FDA’s enforcement discretion policy for such tests. Under historic FDA enforcement policies and guidance, LDTs such as this generally did not require FDA premarket clearance or approval before commercialization, and we plan to market our diagnostic test on that basis. FDA guidance and policy pertaining to diagnostic testing, however, is continuing to evolve and is subject to ongoing review and revision. A significant change in FDA guidance and policy may trigger FDA oversight of any diagnostic test we develop and offer through a single CLIA-certified lab. If we are unable to contract with a CLIA-certified lab for the processing of our diagnostic test, we may not be able to market the test as an LDT, which could result in substantial delays in the commercialization of our diagnostic test. We have supported the progress of BRNI’s facility located in Rockville, Maryland towards becoming a CLIA-accredited facility; however, there is no guarantee that this facility will achieve this certification in the timeframe required for commercial introduction of an AD diagnostic product.

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

The requirement of pre-market review could negatively affect our business until such review is completed and clearance to market or approval is obtained. The FDA could require that we stop selling our diagnostic tests pending pre-market clearance or approval. We may be required to proactively achieve compliance with certain FDA regulations and to conform our manufacturing operations to the FDA’s good manufacturing practice regulations for medical devices, known as the Quality System Regulation, or QSR, as part of our contracts with customers or as part of our collaborations with third parties. In addition, we may voluntarily seek to conform our manufacturing operations to QSR requirements. For clinical diagnostic products that are regulated as medical devices, the FDA enforces the QSR through pre-approved inspections and periodic unannounced inspections of registered manufacturing facilities. If we are subject to QSR requirements, the failure to comply with those requirements or take satisfactory corrective action in response to an adverse QSR inspection could result in enforcement actions, including a public warning letter or an untitled letter, a delay in approving or clearing, or a refusal to approve or clear, our products, a shutdown of manufacturing operations, a product recall, civil or criminal penalties or other sanctions, which could in turn cause our sales and business to suffer.

If the FDA allows our diagnostic test to remain on the market but there is uncertainty about our diagnostic tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders or reimbursement may decline. The regulatory approval process may involve, among other things, successfully completing additional clinical trials and making a 510(k) submission, or filing a pre-market approval application with the FDA. If the FDA requires pre-market review, our tests may not be cleared or approved on a timely basis, if at all. We may also decide voluntarily to pursue FDA pre-market review of our tests if we determine that doing so would be appropriate.

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

Our ability to generate revenues depends upon many factors, including our ability to complete development of our proposed products, our ability to obtain necessary regulatory approvals for our proposed products and our ability to successfully commercialize market and sell our products. We have not generated any revenues since we began operations on October 31, 2012. We expect to incur significant operating losses. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we will likely need to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

Pursuant to the BRNI License, we have obtained rights to certain patents owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012. For additional information regarding the BRNI License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the BRNI License, BRNI has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse BRNI for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the BRNI License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

•	there are a limited number of manufacturers that could produce the products for us and we may not be able to identify and enter into acceptable agreements with any manufacturers;
•	the products may not be produced at costs or in quantities necessary to make them commercially viable;
•	the quality of the products may not be acceptable to us and/or regulatory authorities;
•	our manufacturing partners may go out of business or file for bankruptcy;
•	our manufacturing partners may decide not to manufacture our products for us;
•	our manufacturing partners could fail to manufacture to our specifications;
•	there could be delays in the delivery of quantities needed;
•	we could be unable to fulfill our commercial needs in the event we obtain regulatory approvals and there is strong market demand; or
•	ongoing inspections by the FDA or other regulatory authorities may result in suspensions, seizures, recalls, fines, injunctions, revocations and/or criminal prosecutions.

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

Commercial sales of any products we successfully develop will substantially depend upon the products’ efficacy and on their acceptance by patients, the medical community, providers of comprehensive healthcare insurance, healthcare benefit plan managers, the Centers for Medicare and Medicaid Services, or CMS (which is the U.S. federal agency which administers Medicare, Medicaid and the State Children’s Health Insurance Program), and other organizations. Widespread acceptance of our products will require educating patients, the medical community and third-party payors of medical treatments as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if they are accepted, we are unable to estimate the length of time it would take to gain such acceptance.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, and we are particularly subject to the risks of such competition.

The branded prescription segment of the pharmaceutical industry in which we operate is competitive, in part, because the products that are sold require extensive sales and marketing resources invested in their commercialization. The increasing cost of prescription pharmaceuticals has caused providers of comprehensive healthcare insurance, healthcare benefit plan managers, CMS, as well as other organizations, collectively known as third-party payors, to tightly control and dictate their drug formulary plans to control the costs associated with the use of prescription pharmaceutical products by enrollees in these plans. Our ability to gain formulary access to drug plans supported by these third-party payors is substantially dependent on the differentiated patient benefit that our proposed products can provide, compared closely to similar products claiming the same benefits or advantages. We may not be able to differentiate our proposed products from those of our competitors, successfully develop or introduce new products that are less costly or offer better performance than those of our competitors, or offer purchasers of our proposed products payment and other commercial terms as favorable as those offered by our competitors. We expect that some of our proposed products, even if successfully developed and commercialized, will eventually face competition from a significant number of biotechnology or large pharmaceutical companies. Because most of our competitors have substantially greater financial and other resources than we have, we are particularly subject to the risks inherent in competing with them. The effects of this competition could materially adversely affect our business prospects, financial condition and results of operations.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OTC Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 27,418 shares during the 90-day period ended May 4, 2015. We do not currently and may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	sales of our common stock or other securities in the open market or in any publicized transaction;
•	changes in our industry;
•	regulatory and economic developments, including our ability to obtain working capital financing;
•	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
•	on August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
•	on April 8, 2015, we filed a Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333- 200664), which became effective on May 11, 2015. Potential and actual sales of our common stock by our present stockholders pursuant to such Registration Statement may have a depressive effect on the price of our common stock in the marketplace;
•	our ability to execute our business plan;
•	other events or factors, many of which are beyond our control; and
•	announcement of clinical trial results.

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

Transfer of our common stock may be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual “Blue Sky” laws, our common stock may not be traded in such jurisdictions. It is the intention of our management to seek coverage and publication of information regarding us in an accepted publication which permits a “manuals exemption.” This manuals exemption permits a security to be sold by stockholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc. Many states expressly recognize these manuals. Certain states either do not recognize principal accepted manuals or do not expressly recognize the manuals exemption. These states include: Alabama, California, Illinois, Kentucky, Louisiana, Missouri, New Hampshire, New York, Tennessee and Virginia. Registration of the securities is required in these states in order for such securities to be sold by stockholders in such states. As a result, it will not be possible for persons to resell shares of our common stock pursuant to this registration statement in these states without such registration. There is no assurance that the state securities divisions will approve these registrations. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

The conversion of shares of our Series A Preferred Stock could have the effect of changing or preventing a change of control of us and could dilute your interests. Our authorized capital stock includes 50,000,000 shares of preferred stock, of which 24,325,000 shares are designated as Series A Preferred Stock. Currently, our Series A Preferred Stock converts into common stock on a one-for-one basis. However, each share of our Series A Preferred Stock will convert into more than one share of our common stock in the event that we sell certain securities of the Company at a price per share that is less than the conversion price, which is currently set at $1.00 per share. The 45-day average price per share of our common stock for 45-day time period ended May 4, 2015 and the 90-day average price per share of our common stock for the 90-day time period ended May 4, 2015 were $1.13 and $1.12, respectively. On May 4, 2015, the last reported sales price for our common stock was $0.95 per share.

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

Section 404 of the Sarbanes-Oxley Act, or Section 404, requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent auditors will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. We have limited experience operating as a public reporting company under the level of internal control over financial reporting required by the Sarbanes-Oxley Act. We performed an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal controls over financial reporting are not effective due to the material weakness resulting from a limited segregation of duties among our employees with respect to our control activities. This deficiency is the result of our limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Neurosciences Research Ventures, Inc. owns 8,573,750 shares of our common stock and 1,662,500 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 37.2% of our common stock as of May 7, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 451,250 Indemnification Escrow Shares (as such term is defined in the Indemnification Shares Escrow Agreement entered into as of August 23, 2013 by and among Neurotrope, Inc., James New and Gottbetter & Partners LLP, which is being assigned to a new escrow agent and representative), that Neurosciences Research Ventures may be entitled to receive under the Indemnification Escrow Agreement. Additionally, pursuant to the Common Stockholders Agreement (as defined above), Neurosciences Research Ventures, Inc. has the right to nominate and elect two representatives to our Board of Directors. Pursuant to this right, William S. Singer and James Gottlieb are members of our Board of Directors. As a result of the foregoing, BRNI and its affiliate, Neurosciences Research Ventures, Inc., are able to exercise substantial influence over our business, policies and practices.

In addition, Dr. Daniel Alkon, our Chief Scientific Officer, founding Scientific Director of BRNI and the Toyota Chair in Neuroscience at BRNI, owns 902,500 shares of our common stock and 175,000 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 3.5% of our common stock as of May 7, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 47,500 Indemnification Escrow Shares that Dr. Alkon may be entitled to receive under the Indemnification Escrow Agreement

Northlea Partners, LLLP is able to exercise substantial control over our business.

Northlea Partners, LLLP owns 4,927,650 shares of our common stock, and 955,500 options to purchase shares of our common stock and 750,000 shares of our Series A Preferred Stock. These numbers do not include 259,350 Indemnification Escrow Shares to which Northlea Partners, LLP may be entitled to receive under the Indemnification Escrow Agreement. In addition, Dr. John Abeles, who is the Managing Member of Northlea Partners, LLLP and a member of our Board of Directors owns 250,000 options to purchase shares of our common stock, of which 93,425 will be vested as of the date 60 days from May 7, 2015. In the aggregate, such securities represented beneficial ownership of approximately 23.0% of our common stock as of May 7, 2015, as calculated in accordance with Regulation S-K, Item 403. Additionally, pursuant to the Common Stockholders Agreement, Northlea Partners, LLLP has the right to nominate and elect two representatives to our Board of Directors. Pursuant to this right, Dr. John Abeles is a member of our Board of Directors. Northlea Partners, LLLP has the right to nominate and elect another representative to our Board of Directors as they see fit. To this end, Northlea Partners, LLLP nominated, and the Company’s Board of Directors appointed, Dr. Larry D. Altstiel to the Company’s Board of Directors. As a result of the foregoing, Northlea Partners, LLLP is able to exercise substantial influence over our business, policies and practices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there have been no other unregistered sales of equity securities during the quarter ended March 31, 2015.

On March 19, 2015, the Company issued non-qualified stock options to purchase 50,000 shares of common stock to a consultant with a term of ten years, exercisable at $1.17 per common share which vest 25% per year commencing September 15, 2015. These options were granted under the 2013 Plan.

On March 19, 2015, the Company issued incentive stock options to purchase 20,000 shares of common stock to an employee with a term of ten years, exercisable at $1.17 per common share which vest 20% per year commencing March 19, 2016. These options were granted under the 2013 Plan.

From January 1, 2015 through March 31, 2015, private placement investors converted a total of 2,605,606 shares of the Company’s Series A Preferred Stock into 2,605,606 shares of the Company’s common stock.

From January 1, 2015 through March 31, 2015, holders of 236,340 warrants exercisable at $0.01 per share of common stock exercised their warrants into 236,340 shares of the Company’s common stock.

These issuances were exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation of Neurotrope, Inc. (incorporated by reference from Exhibit 3.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Certificate of Designations of Series A Convertible Preferred Stock of Neurotrope, Inc., filed with the Nevada Secretary of State on August 22, 2013 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)

3.6	Amended and Restated By-Laws of Neurotrope, Inc. (incorporated by reference from Exhibit 3.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10.1	Amended and Restated Technology License and Services Agreement among Neurotrope Bioscience, Inc. and Blanchette Rockefeller Neurosciences Institute and NRV II, LLC dated February 4, 2015 (incorporated by referenced from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.2	Statement of Work and Account Satisfaction Agreement between Neurotrope Bioscience and Blanchette Rockefeller Neurosciences dated February 4, 2015 (incorporated by referenced from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.3	Form of Conversion Agreement dated February 9, 2015 (incorporated by referenced from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.4	Form of Common Stock Purchase Warrant dated February 9, 2015 (incorporated by referenced from Exhibit 10.4 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.5†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015 (incorporated by referenced from Exhibit 10.29 to Neurotrope Inc.’s Annual Report on Form 10-K filed with the SEC on March 26, 2015)

10.6

Letter of Intent for Services between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated March 30, 2015 (incorporated by referenced from Exhibit 10.3 to Neurotrope Inc.’s Post-Effective Amendment No. 1 to Form S-1 filed with the SEC on April 8, 2015)

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

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2015	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

