Form 10-Q
period 2015-06-30
Neurotrope, Inc.
filed 2015-08-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 4, 2015, there were 28,679,540 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

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

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

NEUROTROPE INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,390,238	$8,010,357
Prepaid expenses	75,055	97,073

TOTAL CURRENT ASSETS	3,465,293	8,107,430

Fixed Assets, net of accumulated depreciation	62,396	53,618

TOTAL ASSETS	$3,527,689	$8,161,048

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$852,436	$778,753
Accrued expenses	345,964	310,435
Note payable	26,276	-
Accounts payable and accrued expenses - related party	200,000	200,000

TOTAL CURRENT LIABILITIES	1,424,676	1,289,188

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized; 17,003,894 and 21,363,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively. Liquidation preference of $17,003,894 plus dividends accruable at 8% per annum of $2,842,673 as of June 30, 2015 and Liquidation preference of $21,363,000 plus dividends accruable at 8% per annum of $2,687,835 at December 31, 2014	14,736,626	18,524,163

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value; 28,629,540 issued and outstanding at June 30, 2015; 24,034,094 shares issued and outstanding at December 31, 2014	2,863	2,403
Additional paid-in capital	10,662,438	6,627,983
Accumulated deficit	(23,298,914)	(18,282,689)

TOTAL SHAREHOLDERS' DEFICIT	(12,633,613)	(11,652,303)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$3,527,689	$8,161,048

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development - related party	$1,215,881	$1,063,228	$615,881	$411,369
Research and development	1,079,478	405,968	586,821	405,968
General and administrative - related party	54,000	54,000	27,000	27,000
General and administrative	2,424,340	1,866,612	1,237,982	1,021,464
Stock-based compensation - related party	87,154	134,267	43,818	67,504
Stock-based compensation	157,861	202,217	139,375	98,061

TOTAL OPERATING EXPENSES	5,018,714	3,726,292	2,650,877	2,031,366

OTHER INCOME:
Interest income	2,489	8,883	921	4,454

Net loss before income taxes	(5,016,225)	(3,717,409)	(2,649,956)	(2,026,912)

Provision for income taxes	-	-	-	-

Net loss	$(5,016,225)	$(3,717,409)	$(2,649,956)	$(2,026,912)

Preferred Stock dividends	$(674,565)	$(908,210)	$(339,146)	$(460,774)

Net loss attributable to common shareholders	$(5,690,790)	$(4,625,619)	$(2,989,102)	$(2,487,686)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.22)	$(0.21)	$(0.11)	$(0.11)

Basic and diluted weighted average common shares outstanding	25,829,000	21,765,000	27,623,000	21,889,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	24,034,094	$2,403	$6,627,983	$(18,282,689)	$(11,652,303)

Conversion of Series A preferred stock to common stock	4,359,106	436	3,787,101	-	3,787,537

Stock based compensation	-	-	245,015	-	245,015

Exercise of common stock warrants	236,340	24	2,339		2,363

Net loss	-	-	-	(5,016,225)	(5,016,225)

Balance June 30, 2015	28,629,540	$2,863	$10,662,438	$(23,298,914)	$(12,633,613)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	ended	ended
	June 30, 2015	June 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,016,225)	$(3,717,409)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	245,015	336,484
Depreciation expense	3,049	-
Change in assets and liabilities
(Increase) decrease in prepaid expenses	22,018	(8,397)
Decrease in accounts payable and accrued expenses - related party	-	(251,779)
Increase in accounts payable	73,683	344,162
Decrease in accrued expenses	35,529	36,953
Total adjustments	379,294	457,423

Net Cash Used in Operating Activities	(4,636,931)	(3,259,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	28,904	-
Repayments on note payable	(2,628)	-
Proceeds from exercise of common stock warrants	2,363	-

Net Cash Provided by Financing Activities	28,639	-

NET DECREASE IN CASH	(4,620,119)	(3,259,986)

CASH AT BEGINNING OF PERIOD	8,010,357	15,211,744

CASH AT END OF PERIOD	$3,390,238	$11,951,758

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$3,787,537	$132,378

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Planned Business:

Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to certain technology were licensed by BRNI to the Company on February 28, 2013 (see Note 6).

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

Note 2 – Going Concern:

The unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have generated no revenues to-date, have incurred substantial losses and have substantial contractual commitments pursuant to various agreements to which we are a party.

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2015, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	June 30, 2015	December 31, 2014
Property and equipment	$66,770	$54,943
Accumulated depreciation	$(4,374)	$(1,325)
Property and equipment, net	$62,396	$53,618

Depreciation expense for the six months ended June 30, 2015 and 2014 was $3,049 and $0, respectively.

Note Payable:

The Company financed its general liability and workers compensation insurance premiums for the insurable period from May 16, 2015 to May 15, 2016. The total principal amount of the unsecured note payable relating to the premiums is $31,613, which bears interest at an annual rate of 4.12%. The Company paid $2,709 as a down payment on May 16, 2015 and 11 additional monthly payments of $2,682 are due commencing June 15, 2015. The net balance of the note payable as of June 30, 2015 was $26,276.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2015 and December 31, 2014.

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

The Company applies the provisions of FASB ASC 740-10, Accounting for Uncertain Tax Positions , which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard also provides guidance on de-recognition, classification, interest and penalties, and accounting in interim periods, disclosure and transitions.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through June 30, 2015.

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

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a related party to the Company’s current President and CEO Charles S. Ramat, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. The Ramat agreement was amended on February 2, 2015 to add Mr. Ramat’s duties as the Company’s President and CEO. Ramat's annual fee is $50,000, payable in monthly installments of $4,167, plus pre-approved travel and other reimbursable expenses. Ramat was issued a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance vest on a daily basis over the four-year period beginning on February 28, 2013. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; (b) the expiration of one year from the date of death or the termination of optionee as a service provider by reason of disability; or (c) the expiration of twelve months from the date of termination of optionee’s service as a service provider for any reason whatsoever other than termination of service for death or disability. An entity related to Ramat purchased 1,000,000 shares of the Company’s Series A Preferred Stock on the effective date of the agreement described in this paragraph. (See below in this Note 4 and Note 12 – “Subsequent Events” for additional information regarding Mr. Ramat’s compensation arrangement).

On October 1, 2013, the Company executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Executive Vice President, Chief Financial Officer, Treasurer and Secretary. This agreement provides for an annual salary of $240,000, which increased to an annual salary of $275,000 beginning January 1, 2015 plus a targeted bonus of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the Company’s 2013 Equity Incentive Plan (the “2013 Plan”) to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On January 16, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s former Vice President – Commercial Operations. This employment letter provided for an annual salary of $210,000. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. On May 15, 2015, the Vice President – Commercial Operations was terminated without cause. As a result, the Company paid a severance payment of approximately $40,000 during the six months ending June 30, 2015. In addition, on June 17, 2015, the Vice President signed a separation agreement in which he deferred payment of his remaining severance due him of $175,000. Receipt of said amount is contingent upon the Company raising additional capital in excess of $7.5 million. As a result, the Company has accrued a severance payment of $175,000 as of June 30, 2015.

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

On June 1, 2014, the Company executed a four-year employment letter, with Neurotrope BioScience’s former Executive Director – Pharmacology. This employment letter provided for an annual salary of $180,000. On July 16, 2014, the Board granted an incentive stock option to the Executive Director-Pharmacology for the purchase of 50,000 shares of the Company’s common stock (see Note 10 – “Stock Options” for details). On May 15, 2015, the Executive Director – Pharmacology was terminated without cause. As a result, the Company has accrued a severance payment of $90,000 as of June 30, 2015. Receipt of said amount is contingent upon the Company raising additional capital in excess of $7.5 million.

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

On September 12, 2014, the Board elected Mr. Ramat to be the Company’s President and Chief Executive Officer and Mr. Freiman to be the Company’s Chairman of the Board. In consideration of the services that Mr. Ramat will provide to the Company as President and CEO, the Company agreed to pay Mr. Ramat $400,000 per year with a bonus opportunity of up to 50% of such amount after one (1) year of service, which arrangement could have been terminated by either party on 60 days’ notice. The compensation payments to Mr. Ramat replaced the $20,000 per month consulting fee of July 16, 2014. Mr. Freiman’s compensation remains at $20,000 per month as Chairman of the Board. In addition to his salary for services as President and Chief Executive Officer of the Company, Mr. Ramat continues to be paid under an agreement with the Company pursuant to which he receives $50,000 per year. Subsequent to June 30, 2015, Messrs. Ramat and Freiman voluntarily deferred part of their compensation in order for the Company to conserve cash (See Note 12 – “Subsequent Events”).

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

On April 10, 2015, the Board approved an amendment to the Company’s compensation arrangement with Mr. Ramat relating to his services as President and Chief Executive Officer of the Company. The arrangement provided that Mr. Ramat’s services as President and Chief Executive Officer of Neurotrope may be terminated by either the Company or Mr. Ramat on 180 days’ notice, instead of 60 days’ notice. On June 9, 2015, following the consideration by and upon the recommendation of the Compensation Committee of the Board, the Board approved a change to the Company’s compensation arrangement with Mr. Ramat relating to his services as President and Chief Executive Officer of the Company. The Company and Mr. Ramat agreed that in the event of termination of Mr. Ramat as President and Chief Executive Officer without cause, Mr. Ramat will receive a severance payment equal to six months of $400,000 (or, $200,000). Further, the arrangement provides that Mr. Ramat’s services as President and Chief Executive Officer of the Company may be terminated by either the Company or Mr. Ramat on 60 days’ notice, rather than 180 days’ notice as previously agreed upon.

On April 10, 2015, the Board also agreed to grant Mr. Ramat a stock option exercisable for 100,000 shares of common stock of Neurotrope (the “Financing Option”) in the event the Company successfully completes a financing pursuant to which it raises at least ten million dollars ($10,000,000). The Financing Option will be issued to Mr. Ramat on the date of the closing of the applicable financing (assuming Mr. Ramat’s continued service as the President and Chief Executive Officer of the Company as of such date), will be fully vested as of the date of grant, and will have an exercise price per share equal to the price per share paid by investors for securities of the Company in the applicable financing.

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

Pursuant to the Stanford Agreement, in 2014, the Company paid Stanford a total of $60,850, of which $48,564 was expensed by the Company in 2014 with the balance expensed during the six month period ending June 30, 2015. The Company is also obligated to pay Stanford: (a) a $10,000 annual license maintenance fee; (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product; and (c) low single-digit royalties on net sales of licensed products. During the six month period ending June 30, 2015, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days’ written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass through expenses. The Company has incurred a total of $687,112 in fees, $377,225 and $417,877 of which are included in the balance sheet as payables as of June 30, 2015 and December 31, 2014, respectively.

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

Pursuant to the Mount Sinai Agreement, Neurotrope BioScience is obligated to pay a $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a Mount Sinai Licensed Product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. In 2014, the Company paid Mount Sinai $25,000, which represents the license initiation fee described above. Of this $25,000, the Company expensed $11,458 in 2014 and $12,500 during the six month period ending June 30, 2015.

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

On March 30, 2015, Neurotrope Bioscience signed a letter of intent with Worldwide Clinical Trials (“WCT”) to commence pre-patient enrollment activities for the conduct of a Phase 2b clinical trial of the Company’s compound, bryostatin-1, for the treatment of Alzheimer’s disease. The letter of intent, which has subsequently expired, outlined the scope of the services that WCT provided to the Company in relation to the expected Phase 2b clinical trial, as well as additional services that WCT expects to provide once the clinical trial is initiated after the Company obtains additional financing. The Company paid WCT approximately $300,000 for the services and related third-party costs pursuant to the terms of the letter of intent.

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. Mr. Singer is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 31.5% of the Company's outstanding common stock as of June 30, 2015.

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

Pursuant to the February 2015 SOW, Neurotrope BioScience agreed to pay BRNI $2,400,000 in service fees and other amounts payable at a rate of $200,000 per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first $600,000 of payments satisfy certain outstanding amounts owed to BRNI. Of this $600,000, $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015. Neurotrope BioScience also agreed to pay BRNI $20,000, in quarterly payments of $5,000 each, during the twelve months from the date of the SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding Neurotrope BioScience’s contract with the Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann Pick disease.

In consideration for the February 2015 SOW, BRNI agreed to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s Investigative New Drug Application (IND) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKC epsilon platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKC epsilon activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for the purpose of developing a commercially usable PKC epsilon activator. Furthermore, BRNI agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage and handling for Neurotrope BioScience’s pre-clinical and clinical use, which was completed on March 10, 2015.

In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience agreed, at a reasonable time, to reimburse a third party for services BRNI received from such third party in the amount of $150,000 in connection with BRNI’s former diagnostic trial program with such third party. Also, under certain conditions, Neurotrope BioScience agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience did not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the diagnostic test would revert to BRNI and Neurotrope BioScience will no longer be licensed thereto.

As of July 10, 2015, Neurotrope BioScience’s rights to the technology associated with the AD diagnostic test automatically reverted back to BRNI effective June 30, 2015(See Note 12 “Subsequent Events”).

For the six months ended June 30, 2015, Neurotrope BioScience incurred $1,200,000 in expenses relating to the February 2015 SOW.

See Note 4 for additional related party transactions.

Note 7– Income Taxes:

The Company incurred a net operating loss for income tax purposes of $18,281,973 for the period from October 31, 2012 (inception) through June 30, 2015. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $240,000 as of June 30, 2015. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the six months ended June 30, 2015, 34 holders of 4,359,106 total shares of Preferred Stock converted that Preferred Stock into 4,359,106 shares of Neurotrope’s common stock and seven holders of 236,340 warrants exercisable at $0.01 per share of common stock exercised their warrants into 236,340 shares of Neurotrope’s common stock. During the year ended December 31, 2014, ten holders of 1,637,000 total shares of Preferred Stock converted that Preferred Stock into 1,637,000 shares of Neurotrope’s common stock and five holders of 613,228 warrants exercisable at $0.01 per share of common stock exercised their warrants into 613,228 shares of Neurotrope’s common stock.

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

Note 10 – Stock Options:

Our Board of Directors adopted, and our stockholders approved, the 2013 Plan, which provided for the issuance of incentive awards of up to 7,000,000 shares of the Company’s common stock (until it was amended as provided below) to officers, key employees, consultants and directors. Upon the closing of the Reverse Merger, options to purchase an aggregate of 5,154,404 shares of the Company’s common stock were issued. Of these options: (a) 3,500,000 options were issued to founding stockholders and 54,404 were granted to a consultant, each with a term of ten years, exercisable at $1.75 per common share, 100% of these options vested on the date of grant; (b) 1,050,000 options were issued to four directors (or their affiliates) and 250,000 to a consultant with a term of ten years, exercisable at $1.00 per common share, which vest 20% per year for each of five years after the date of grant; and, (c) 300,000 options were granted to a consultant with a term of ten years, exercisable at $1.00 per common share which vested 20% on the date of grant and vest 20% per year over the next four years. These options were issued in conversion of options issued by Neurotrope BioScience on February 28, 2013.

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

On July 23, 2014, the Company’s Board, and on June 9, 2015, the stockholders, approved increasing the total shares available under the 2013 Plan by 3,000,000 to 10,000,000.

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

On September 12, 2014, the Board granted the Company’s Chief Executive Officer and Chairman non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per common share, are fully vested upon grant and have a term of ten years. Also, the Board granted 300,000 non-qualified stock options to a newly appointed director with a term of ten years, exercisable at $0.60 per common share and vesting daily over five years commencing September 12, 2014.

On March 19, 2015, the Company issued stock options to purchase 20,000 shares of the Company’s common stock to one employee with a term of ten years, exercisable at $1.17 per common share and vesting 20% per year commencing March 19, 2016. In addition, the Company issued stock options to purchase 50,000 shares of the Company’s common stock to one consultant with a term of ten years, exercisable at $1.17 per common share and vesting over four years beginning September 15, 2014. As of June 30, 2015, the consultant’s options terminated with no vested options exercised based upon the consultant not renewing its consulting agreement with the Company.

A summary of the Company’s stock option activity for the six months ending June 30, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2015	7,769,202	$1.40
Options granted	70,000	$1.17
Options forfeited	(101,250)	$(1.24)
Options exercised	0	0
Outstanding at June 30, 2015	7,737,952	$1.40
Options exercisable June 30, 2015	4,887,260	$1.48

The weighted-average remaining contractual term of options exercisable and outstanding at June 30, 2015 was approximately up to 8.0 and up to 8.4 years, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the six months ended June 30, 2015 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 91.85%; Risk-free interest rate 1.98%; weighted average grant date fair value of $1.02 per common share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $245,015 and $336,484 for the six months ended June 30, 2015 and 2014, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at June 30, 2015:

Common Stock Reserved
Common stock warrants outstanding	1,375,432

Common stock options outstanding	7,737,952
Conversion of Series A Preferred Stock	17,003,894
Total	26,117,278

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

Note 12 – Subsequent Events:

From July 1 through August 13, 2015, holders of the Company’s Series A Preferred Stock converted a total of 248,000 shares of the Company’s Series A Preferred Stock (issued in 2013) into 248,000 shares of the Company’s common stock.

On July 1, 2015, Mr. Ramat agreed to defer $25,000 of his salary, and Mr. Freiman agreed to defer 50% of his consulting fees until the Company raises additional funds. Also, as of August 1, 2015, the former Chairman of the Board, who receives $9,000 a month in fees, agreed to defer 50% of his director fees until the Company raises additional funds. The Company will accrue such fee deferral from July 1, 2015 and August 1, 2015, respectively, until they are paid.

Under the Technology License and Services Agreement, dated October 31, 2012 (“TLSA”) between Neurotrope BioScience and BRNI and NRV II, LLC, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of Alzheimer’s disease in humans (the “AD Diagnostic Test”). Further, under the Statement of Work and Account Satisfaction Agreement, dated February 4, 2015, between Neurotrope BioScience, and BRNI (the “SOW”), Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically revert to BRNI based on certain contractual conditions. On July 10, 2015, Neurotrope BioScience, Inc.’s rights to the technology associated with the AD Diagnostic Test automatically reverted to BRNI in accordance with the SOW. The remaining terms and conditions of the TLSA and the SOW, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements, including, without limitation, in this section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to the development of commercially viable pharmaceuticals, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

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

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended June 30, 2015 and 2014, include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through June 30, 2015 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute, or BRNI, and its affiliate, NRV II, LLC pursuant to the Amended and Restated Technology License and Services Agreement, or BRNI License, entered into on February 4, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not, as of June 30, 2015, realized any revenues from its operations.

The BRNI License further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012, which was previously amended by Amendment No. 1 to the Technology License and Services Agreement as of August 21, 2013.

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

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKC epsilon with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced that preliminary assessment of PKC epsilon levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and there was no measurable improvement in cognition in this mildly impaired patient population. Following on these results, we are actively planning our Phase 2b, multi-site, double-blind, placebo controlled trial intended to enroll approximately 150 patients in moderately severe to severe AD patients at approximately 30 sites across the United States. Depending upon our resources, we intend to begin enrollment at the initial sites by the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial is designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients. Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

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

Under the February 2015 SOW, BRNI agreed, among other things, to perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test. In order for BRNI to perform such services, Neurotrope BioScience agreed, that within a reasonable time, it will reimburse a third party for services BRNI received from such third party in the amount of one hundred fifty thousand dollars ($150,000) in connection with BRNI’s former diagnostic trial program with such third party so that BRNI can receive certain codes to unblind patient data from its earlier program. Also, under certain conditions, Neurotrope BioScience had agreed to enter into an agreement with a specified research institution for the analysis of tissue samples and autopsy results for a validation trial as part of the development process for the diagnostic test. If Neurotrope BioScience did not proceed with a certain portion of such agreement by June 30, 2015, then the rights to the AD Diagnostic Test (an in vitro test system using certain biomarkers and skin cells to predict the presence of Alzheimer’s disease), would revert to BRNI and Neurotrope BioScience will no longer be licensed thereto. On July 10, 2015, Neurotrope BioScience, Inc.’s rights to the technology associated with the AD Diagnostic Test automatically reverted to BRNI in accordance with the SOW. The remaining terms and conditions of the TSLA and the SOW, including, without limitation, the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.

Going Concern

As shown in the unaudited condensed consolidated financial statements contained in this report, we have generated no revenues to date, have incurred substantial losses, and have substantial contractual commitments pursuant to various agreements to which we are a party.

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt as to our ability to continue as a going concern.

The unaudited condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Strategy

One of the central tenets of BRNI’s and our research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted or reversed. We believe that the process of halting and reversing neurodegeneration may be achieved by an improvement in nerve cell viability and synaptic function through activation of an enzyme called PKC. This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKC epsilon variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKC epsilon in aging subjects is proposed by BRNI to be one of the primary causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKC epsilon in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system. In contrast to the industry’s historic focus on product candidates relating to either removal of amyloid plaque or Tau pathology in the brain, which have collectively resulted in numerous, failed clinical trials, Neurotrope is following a new and novel approach to AD drug development. Specifically, research conducted in animal models by the Company’s Chief Scientific Officer, Dr. Dan Alkon, of the Blanchette Rockefeller Neurosciences Institute, showed that PKCe, when stimulated, initiated a cascade of enzymatic events, ultimately improved synaptic function, increased vital neurotropic factors and induced formation of new synapses. The stimulation of PKCe is far upstream from the formation of plaques and tangles, which may be considered pathologic markers of AD, rather than causes. As a potent modulator of PKCe at low dose levels, bryostatin has been shown to stimulate this key enzyme in our animal models, thus showing potential promise in restoring memory and learning function.

The flagship product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in over 1,200 patients at the National Cancer Institute, or NCI, for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these human trials.

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKC epsilon and thus may have efficacy in treating AD.

In addition, BRNI is conducting an expanded access program of Bryostatin-1 in patients with advanced AD. The purpose of the program is to provide experimental care to patients and to gain experience in understanding dosing, safety and efficacy of the drug in these patients. In this program, patients receive the drug, with informed consent, under the supervision of licensed physicians who are experts in the care of patients with advanced dementia. Treating physicians monitor safety and clinical outcomes. Thus far, three patients with advanced AD have been treated, two of which were treated under an IND cleared by the U.S. Food and Drug Administration, or FDA, which is held by BRNI. Both patient studies have concluded, with the last patient treated for almost one year on the protocol. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll additional patients in the expanded access program. It is essential to note that this study is an open label study with no placebo control. We recognize that this study does not meet accepted scientific standards of a rigorous double blind placebo controlled clinical trial. Therefore, information derived from this program is purely anecdotal and cannot be used to support any scientific claims regarding either safety or efficacy.

Again, we emphasize that this program does not provide rigorous data regarding safety and efficacy.

The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which we, in turn, have access under the BRNI License to be used in our own research and regulatory programs.

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from BRNI and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. We license intellectual property from BRNI relating to Fragile X Syndrome (“FXS”). FXS is the most common cause of inherited intellectual disability and the most common known genetic cause of autism or autism spectrum disorders. Symptoms of FXS include a range from learning disabilities to more severe cognitive or intellectual disabilities. Delays in speech and language development are common, as are a variety of physical and behavioral characteristics. FXS is caused by a “full mutation” of the FMR1 Gene. There are approximately 135,000 Fragile X Syndrome patients in the United States and a similar number in Europe. Neurotrope BioScience receives support from the FRAXA Research Foundation, Inc. ("FRAXA") to fund a pre-clinical Fragile X Syndrome ("FXS") behavior study for bryostatin at FRAXA's purpose built laboratory located at the University of Chile in Santiago, Chile. FRAXA will provide full funding for a preclinical study to evaluate the behavioral effects of bryostatin-1 in a FXS mouse model. We have formed an experienced clinical advisory board to assist us with the first protocol for a planned Phase 2a study in 18 to 24 patients. We expect to complete the first clinical trial, depending upon our resources, by the end of 2016. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment Fragile X Syndrome.

Use of bryostatin to treat Niemann-Pick Type C Disease (“NP-C”) is being developed by the Company with collaborations with the Icahn School of Medicine at Mount Sinai in New York City (Mt. Sinai) and with the organization Support of Accelerated Research (“SOAR”). NP-C mainly affects children who develop severe neurologic symptoms including gait disturbance and cognitive deficits early in life. There are approximately 3,500 NP-C patients in the United States and a similar number in Europe. Patients with NP-C have a gene defect that results in the loss of the “normal” NPC1 or NPC2 protein that is important for cholesterol trafficking. As a result of the gene defect, patients have accumulation of cholesterol and a number of other lipids such as sphingolipids, as well as an accumulation of gangliosides in various tissues, including the brain. Rates of disease progression and life expectancy vary widely; however, the majority of patients die between 10 and 25 years of age. Progressive neurological manifestations in NP-C patients have a profound effect on quality of life for both the patients and their caregivers.

Neurotrope Bioscience presented the findings of an in vitro study of bryostatin's effects on Niemann Pick Type C1 cells (NPC1 cells) at the annual “Michael, Marcia & Christa Parseghian Scientific Conference” for Niemann-Pick Type C research at the University of Notre Dame in June 2015. The presentation reported the results of in vitro studies of three PKC activators, bryostatin, DCPLA and diazoxide, on their ability to correct the cholesterol transport defect in NPC1 cells. The studies, conducted at Mt. Sinai, in conjunction with Neurotrope, concluded that all three PKC activators were able to induce clearance of cholesterol from NPC1 cells to varying degrees and at different drug concentrations. The study demonstrated that bryostatin was the most potent compound showing statistically significant activity at the nanomolar concentration. A second patient cell line with a completely distinct NPC1 genotype was also tested with similar results. In vivo studies are currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model of Niemann-Pick Type C. We are working towards completion of the necessary pre-clinical work in order to obtain FDA approval of an IND, or investigational new drug, application. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Following the conference, in June 2015, the Company announced that Neurotrope Bioscience would conduct an additional preclinical study, in collaboration with a leading research institution, to examine the effect of bryostatin in Niemann-Pick type C mice (NP-C Mice). The study is being funded by several family foundations under the auspices of SOAR-NPC. This planned study will examine the effects of various dosing regimens of bryostatin in NP-C Mice over a brief treatment period. Specifically, the in vivo study will seek to confirm previous in vitro studies that suggest bryostatin may be effective in correcting the cholesterol transport defect in NP-C. The Company expects the results of the study to be available in the third quarter of 2015. This study is designed to examine the ability of bryostatin treatment to remove cholesterol from the brain which is believed to be critical for an effective therapy of NP-C.

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

Results of Operations

Comparison of the six months ended June 30, 2015 and June 30, 2014

Revenues

We did not generate any revenues for the six months ended June 30, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2015 were $4,843,768 versus $3,726,292 for the six months ended June 30, 2014, an increase of approximately 30%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and its collaboration with BRNI and an increase in general and administrative expenses to support product research and development activities.

Research and Development Expenses

	Six months ended June 30, 2015							Six months ended June 30, 2014
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$1,215,881	$125,342	$822,738	$115,148	$1,063,228
Non-Related Party		1,033,741		0		45,737	1,079,478	405,968	0	0	405,968
Total	$	NA	$	NA	$	NA	$2,295,359	$351,310	$822,738	$115,148	$1,469,196

For the six months ended June 30, 2015, we incurred $1,200,000 of research and development – related party expenses versus $1,063,228 for the six months ended June 30, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and AD Diagnostic Test. In February 2015, we signed a new SOW with BRNI to pay them a flat fee of $200,000 per month through September 30, 2015, which covers product development activities and maintenance of the licensed patent portfolio.

For the six months ended June 30, 2015, we incurred $1,079,478 in research and development expenses with non-related parties versus $405,968 for the six months ended June 30, 2014. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the six months ended June 30, 2015, $872,785 related to conducting our AD Phase 2a clinical trial and related production and storing of drug product versus $41,133 for the comparable 2014 period, $138,741 for clinical consulting services versus $0 for the comparable 2014 period, $24,787 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements versus $10,034 for the comparable 2014 period, $18,015 for orphan drug development costs versus $0 for the comparable 2014 period, and $25,150 for development of alternative drug supply with Stanford University versus $0 for the comparable 2014 period. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $54,000 and $54,000 for the six months ended June 30, 2015 and 2014, respectively. This amount is attributable to the payments to our prior Chairman for services provided to us as a director.

We incurred $2,424,340 and $1,866,612 of other general and administrative expenses for the six months ended June 30, 2015 and 2014, respectively, an increase of approximately 30%. Of the amounts for the six months ended June 30, 2015 versus the comparable 2014 period: $1,510,348 was incurred for wages, bonuses, vacation pay, severance, taxes and insurance, for six employees plus our Chairman, versus $854,394 for four employees for the 2014 comparable period; $396,300 for ongoing legal expenses versus $239,837, $128,120 was incurred for investor relations services versus $66,680; $126,749 was incurred for insurance versus $41,550, $0 was incurred for outside operations consulting services versus $423,077 based upon the Company either hiring the consultants or completing services provided by such consultants; $82,029 was incurred for travel expenses, versus $133,877; $75,502 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $93,795; and $105,292 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $13,402. As further discussed in Note 4 (Contractual Commitments) and Note 12 (Subsequent Events) that are included in the Notes to Condensed Consolidated Financial Statements (Unaudited) above, with respect to the amounts that we incurred for severance, we have accrued a total of $265,000 of severance payments as of June 30, 2015, which are contingent upon us raising additional capital in excess of $7.5 million.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $87,154 versus $134,267 for the six months ended June 30, 2015 and 2014, respectively, in connection with the issuance of stock options, and we incurred $157,861 and $202,217 of non-related party non-cash expenses for issuance of stock options for the six months ended June 30, 2015 and 2014, respectively. The decrease is a result of canceling previously issued stock options terminated in 2014 partially offset by the issuance of new stock options during the six months ended June 30, 2015.

Other Income

We earned $2,489 of net interest income for the six months ended June 30, 2015 versus $8,883 for the six months ended June 30, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in cash balances.

Net loss and earnings (losses) per share

We incurred losses of $5,016,225 and $3,717,409 for the six months ended June 30, 2015 and 2014, respectively. The increased loss was primarily due to our increased activities and new employee hiring during 2014. Earnings (losses) per common share including dividends accruable on Series A Preferred Stock were ($0.22) and ($0.21) for the six months ended June 30, 2015 and 2014, respectively. The increase in loss per share is primarily attributable to the increase in our operating loss for the current period.

Comparison of the three months ended June 30, 2015 and June 30, 2014

Revenues

We did not generate any revenues for the three months ended June 30, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2015 were $2,475,877 versus $2,031,366 for the three months ended June 30, 2014, an increase of approximately 22%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and its collaboration with BRNI and an increase in general and administrative expenses to support product research and development activities.

Research and Development Expenses

	Three months ended June 30, 2015							Three months ended June 30, 2014
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$615,881	$0	$411,369	$0	$411,369
Non-Related Party		571,446		0		15,375	586,821	405,968	0	0	405,968
Total	$	NA	$	NA	$	NA	$1,202,702	$405,968	$411,369	$0	$817,337

For the three months ended June 30, 2015, we incurred $615,881 of research and development – related party expenses versus $411,369 for the three months ended June 30, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and the AD Diagnostic Test. In February 2015, we signed a new SOW with BRNI to pay them a flat fee of $200,000 per month which covers product development activities and maintenance of the licensed patent portfolio.

For the three months ended June 30, 2015, we incurred $586,821 in research and development expenses with non-related parties versus $405,968 for the three months ended June 30, 2014. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the three months ended June 30, 2015, $546,846 related to conducting our AD Phase 2a clinical trial and related production and storing of drug product versus $395,934 for the comparable 2014 period, $26,932 for clinical consulting services versus $0 for the comparable 2014 period, $15,375 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements versus $10,034 for the comparable 2014 period, $18,015 for orphan drug development costs versus $0 for the comparable 2014 period, and $25,150 for development of alternative drug supply with Stanford University versus $0 for the comparable 2014 period.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $27,000 and $27,000 for the three months ended June 30, 2015 and 2014, respectively. This amount is attributable to the payments to our prior Chairman for services provided to us as a director.

We incurred $1,237,982 and $1,021,464 of other general and administrative expenses for the three months ended June 30, 2015 and 2014, respectively, an increase of approximately 21%. Of the amounts for the three months ended June 30, 2015 versus the comparable 2014 period: $913,962 was incurred for wages, bonuses, vacation pay, severance, taxes and insurance, for six employees plus our Chairman, versus $406,767 for four employees for the 2014 comparable period; $121,928 for ongoing legal expenses versus $102,131, $59,637 was incurred for investor relations services versus $46,050; $63,546 was incurred for insurance versus $22,311, $0 was incurred for outside operations consulting services versus $231,745 based upon the Company either hiring the consultants or completing services provided by such consultants; $23,052 was incurred for travel expenses, versus $72,637; $64,642 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $75,235; and $48,740 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey, versus $7,064.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $43,818 versus $67,504 for the three months ended June 30, 2015 and 2014, respectively, in connection with the issuance of stock options, and we incurred $139,375 and $98,061 of non-related party non-cash expenses for issuance of stock options for the three months ended June 30, 2015 and 2014, respectively.

Other Income

We earned $921 of net interest income for the three months ended June 30, 2015 versus $4,454 for the three months ended June 30, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in cash balances.

Net loss and earnings (losses) per share

We incurred losses of $2,649,956 and $2,026,912 for the three months ended June 30, 2015 and 2014, respectively. The increased loss was primarily due to our increased activities and new employee hiring during 2014. Earnings (losses) per common share including dividends accruable on Series A Preferred Stock were ($0.11) and ($0.11) for the three months ended June 30, 2015 and 2014, respectively. The increase in losses coincides with a less proportional increase in weighted average common shares outstanding, resulting in an increase in losses per share.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to raising capital, negotiating the BRNI License and furthering the development of our therapeutic products candidates and the AD Diagnostic Test toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we incurred negative cash flows from operations. As of June 30, 2015, we had an accumulated deficit of $23,298,914 and had working capital of $2,040,617 as compared to working capital of $6,818,242 as of December 31, 2014. The $4,777,625, decrease in working capital was attributable to our expenditures relating principally to development of potential therapeutic products and potential diagnostic product and general and administrative expenses which resulted in a net loss of $5,016,225 and capital expenditures of $11,827 offset by non-cash expenses of $248,064 and proceeds from the exercise of common stock warrants of $2,363 for the six months ended June 30, 2015.

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

As of June 30, 2015, we had cash and cash equivalents totaling approximately $3.4 million, which decreased to approximately $2.4 million as of August 5, 2015. Management believes we have sufficient capital to fund the Company through the end of the fiscal year ending on December 31, 2015 without curtailing our product development plans (See “Going Concern” below). On July 1, 2015, our Chairman and Chief Executive Officer, and on August 1, 2015, our former Chairman, all agreed to defer a portion of their compensation which allows the Company to preserve cash. In October 2014 and April 2015, we engaged consultants to assist us with fund-raising activities, though no transactions have occurred to date. In relation thereto, we agreed to issue 43,860 shares of common stock to one of the consultants as compensation for services to assist us with investment banking and capital raising activities.

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

As of June 30, 2015, we had approximately $3.4 million of available cash and cash equivalents. We expect that our operating expenses over the next several years will increase as we expand our research and development activities, personnel, facilities, and infrastructure. We are currently reviewing our current operating plans, and we will require additional capital soon. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Preferred Stock will result in an adjustment to the conversion ratio, applicable to our Series A Preferred Stock, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Preferred Stock, which would further dilute our other stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We received a report from our independent registered public accounting firm on our financial statements for fiscal years ended December 31, 2014 and 2013, which contained emphasis of matter language indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, the footnotes to our financial statements contained in this Quarterly Report on Form 10-Q list factors, including substantial losses, substantial contractual commitments, and failure to generate revenues, which raise substantial doubt about our ability to continue as a going concern.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing a drug, bryostatin, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since our principal product candidate (bryostatin to treat AD) is in Phase 2 of development. Our other product candidates (use of bryostatin to treat Niemann Pick Type-C and Fragile X Syndrome) are even earlier in their development cycles. Bryostatin is also subject to regulatory approval. Our potential success depends upon our ability to complete development and successfully commercialize in a timely manner bryostatin for the treatment of AD or other diseases. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the BRNI License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin, is, in part, dependent upon the BRNI License. BRNI has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or in the event of the termination of the Amended and Restated Stockholders Agreement, or the Common Stockholders Agreement, dated August 23, 2013, with respect to the Company. Additionally, the BRNI License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of BRNI. For additional information regarding the BRNI License, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” If the BRNI License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We currently rely on BRNI, and may also rely on other independent third-party contract research organizations, to perform clinical and non-clinical studies of our drug candidate and diagnostic test and to perform other research and development services.

The BRNI License requires us to use BRNI to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The BRNI License limits our ability to make certain decisions, including those relating to our drug candidate, without BRNI’s consent. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations, or a CRO, to perform clinical and non-clinical studies of our drug candidate. Many important aspects of the services that may be performed for us by CROs would be out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

Our drug product, bryostatin, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI, Neurotrope BioScience was incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with BRNI and NRV II, LLC for the continuing development and commercialization of our product candidates, and therefore we have a limited operating history. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market at a profit product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., bryostatin to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize bryostatin, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of bryostatin or any other drug candidate for the treatment of AD, we must submit first an Investigational New Drug, or IND, application and then a New Drug Application, or NDA, to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

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

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X Syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKCe activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

We are developing our product candidates to address unmet medical needs in the treatment of AD and other neurodegenerative diseases. Our competition will be determined in part by the potential indications for which drugs are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors’ products may be an important competitive factor. Accordingly, the relative speed with which we can develop our product candidates, complete preclinical testing, clinical trials and approval processes and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

Our business will expose us to potential product liability risks, which could result in significant product liability exposure.

Our business will expose us to potential product liability risks that are inherent in the testing, designing, manufacturing and marketing of human therapeutic products. Product liability insurance in the pharmaceutical industry is generally expensive, and we may not be able to obtain or maintain product liability insurance in the future on acceptable terms or with adequate coverage against potential liabilities, if at all. A successful products liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations.

A successful clinical trial liability claim against us could have a material adverse effect on our financial condition even with such insurance coverage.

Our business will expose us to potential liability that results from risks associated with conducting clinical trials of our product candidates. Although we have procured clinical trial product liability insurance coverage for our bryostatin product candidate with coverages and deductibles we believe are adequate, there is no guarantee that our coverage will be adequate to satisfy any liability we may incur. We do not currently have insurance with respect to any other drug product. A successful clinical trial liability claim brought against us could have a material adverse effect on our business prospects, financial condition and results of operations even if we successfully obtain clinical trial insurance.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OTC Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 13,864 shares during the 90-day period ended July 28, 2015. We do not currently and may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

·	actual or anticipated variations in our operating results;
·	announcements of developments by us or our competitors;
·	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
·	adoption of new accounting standards affecting our industry;
·	additions or departures of key personnel;
·	sales of our common stock or other securities in the open market or in any publicized transaction;
·	changes in our industry;
·	regulatory and economic developments, including our ability to obtain working capital financing;
·	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
·	on August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
·	on April 8, 2015, we filed a Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333- 200664), which became effective on May 11, 2015. Potential and actual sales of our common stock by our present stockholders pursuant to such Registration Statement may have a depressive effect on the price of our common stock in the marketplace;
·	our ability to execute our business plan;
·	other events or factors, many of which are beyond our control; and
·	announcement of clinical trial results.

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

The conversion of shares of our Series A Preferred Stock could have the effect of changing or preventing a change of control of us and could dilute your interests. Our authorized capital stock includes 50,000,000 shares of preferred stock, of which 24,325,000 shares are designated as Series A Preferred Stock. Currently, our Series A Preferred Stock converts into common stock on a one-for-one basis. However, each share of our Series A Preferred Stock will convert into more than one share of our common stock in the event that we sell certain securities of the Company at a price per share that is less than the conversion price, which is currently set at $1.00 per share. The 45-day average price per share of our common stock for 45-day time period ended August 4, 2015 and the 90-day average price per share of our common stock for the 90-day time period ended August 4, 2015 were $0.76 and $0.91, respectively. On August 4, 2015, the last reported sales price for our common stock was $0.80 per share.

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

Neurosciences Research Ventures, Inc. owns 8,573,750 shares of our common stock and 1,662,500 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 33.7% of our common stock as of July 28, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 451,250 Indemnification Escrow Shares (as such term is defined in the Indemnification Shares Escrow Agreement entered into as of August 23, 2013 by and among Neurotrope, Inc., James New and Gottbetter & Partners LLP, which is being assigned to a new escrow agent and representative), that Neurosciences Research Ventures may be entitled to receive under the Indemnification Escrow Agreement. Additionally, pursuant to the Common Stockholders Agreement (as defined above), Neurosciences Research Ventures, Inc. has the right to nominate two representatives for election to our Board of Directors. Pursuant to this right, William S. Singer and James Gottlieb are members of our Board of Directors. As a result of the foregoing, BRNI and its affiliate, Neurosciences Research Ventures, Inc., are able to exercise substantial influence over our business, policies and practices.

In addition, Dr. Daniel Alkon, our Chief Scientific Officer, founding Scientific Director of BRNI and the Toyota Chair in Neuroscience at BRNI, owns 902,500 shares of our common stock and 175,000 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 3.7% of our common stock as of July 28, 2015, as calculated in accordance with Regulation S-K, Item 403. These numbers do not include 47,500 Indemnification Escrow Shares that Dr. Alkon may be entitled to receive under the Indemnification Escrow Agreement

Northlea Partners, LLLP is able to exercise substantial control over our business.

Northlea Partners, LLLP owns 4,927,650 shares of our common stock, and 955,500 options to purchase shares of our common stock and 750,000 shares of our Series A Preferred Stock. These numbers do not include 259,350 Indemnification Escrow Shares to which Northlea Partners, LLP may be entitled to receive under the Indemnification Escrow Agreement. In addition, Dr. John Abeles, who is the Managing Member of Northlea Partners, LLLP and a member of our Board of Directors owns 250,000 options to purchase shares of our common stock, of which 104,658 will be vested as of the date 60 days from July 28, 2015. In the aggregate, such securities represented beneficial ownership of approximately 22.1% of our common stock as of July 28, 2015, as calculated in accordance with Regulation S-K, Item 403. Additionally, pursuant to the Common Stockholders Agreement, Northlea Partners, LLLP has the right to nominate two representatives for election to our Board of Directors. Pursuant to this right, Dr. John Abeles and Dr. Larry D. Altstiel are members of our Board of Directors. As a result of the foregoing, Northlea Partners, LLLP is able to exercise substantial influence over our business, policies and practices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there have been no other unregistered sales of equity securities during the quarter ended June 30, 2015.

From April 1, 2015 through June 30, 2015, private placement investors converted a total of 1,753,500 shares of the Company’s Series A Preferred Stock into 1,753,500 shares of the Company’s common stock.

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

Dated: August 14, 2015	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

