Form 10-Q
period 2015-09-30
Neurotrope, Inc.
filed 2015-11-13
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 12, 2015, there were 28,976,540 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

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

ITEM 1.  FINANCIAL STATEMENTS.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	September 30,	December 31,
	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$1,543,537	$8,010,357
Prepaid expenses	347,931	97,073

TOTAL CURRENT ASSETS	1,891,468	8,107,430

Fixed Assets, net of accumulated depreciation	60,786	53,618

TOTAL ASSETS	$1,952,254	$8,161,048

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,010,723	$778,753
Accrued expenses	333,315	310,435
Note payable	18,393	-
Accounts payable and accrued expenses - related party	236,547	200,000

TOTAL CURRENT LIABILITIES	1,598,978	1,289,188

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 50,000,000 shares authorized;
16,755,894 and 21,363,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively. Liquidation preference of $16,755,894 plus dividends accruable at 8% per annum of $3,139,966 as of September 30, 2015 and Liquidation preference of $21,363,000 plus dividends accruable at 8% per annum of $2,687,835 at December 31, 2014	14,522,010	18,524,163

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
28,877,540 issued and outstanding at September 30, 2015;
24,034,094 shares issued and outstanding at December 31, 2014	2,888	2,403
Additional paid-in capital	11,019,241	6,627,983
Accumulated deficit	(25,190,863)	(18,282,689)

TOTAL SHAREHOLDERS' DEFICIT	(14,168,734)	(11,652,303)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$1,952,254	$8,161,048

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

OPERATING EXPENSES:
Research and development - related party	$1,852,428	$1,909,363	$636,547	$846,135
Research and development	1,348,143	774,189	268,665	368,221
General and administrative - related party	81,000	81,693	27,000	27,693
General and administrative	3,242,220	3,174,489	817,880	1,307,877
Stock-based compensation - related party	131,453	208,569	44,299	74,302
Stock-based compensation	255,774	722,304	97,913	520,087

TOTAL OPERATING EXPENSES	6,911,018	6,870,607	1,892,304	3,144,315

OTHER INCOME:
Interest income	2,844	11,590	355	2,707

Net loss before income taxes	(6,908,174)	(6,859,017)	(1,891,949)	(3,141,608)

Provision for income taxes	-	-	-	-

Net loss	$(6,908,174)	$(6,859,017)	$(1,891,949)	$(3,141,608)

Preferred Stock dividends	$(1,002,599)	$(1,355,396)	$(328,034)	$(448,869)

Net loss attributable to common shareholders	$(7,910,773)	$(8,214,413)	$(2,219,983)	$(3,590,477)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.30)	$(0.38)	$(0.08)	$(0.16)

Basic and diluted weighted average common shares outstanding	26,214,000	21,838,000	27,801,000	21,951,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	24,034,094	$2,403	$6,627,983	$(18,282,689)	$(11,652,303)

Conversion of Series A preferred stock to common stock	4,607,106	461	4,001,692	-	4,002,153

Stock based compensation	-	-	387,227	-	387,227

Exercise of common stock warrants	236,340	24	2,339		2,363

Net loss	-	-	-	(6,908,174)	(6,908,174)

Balance September 30, 2015	28,877,540	$2,888	$11,019,241	$(25,190,863)	$(14,168,734)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	ended	ended
	September 30, 2015	September 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,908,174)	$(6,859,017)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	387,227	930,873
Consulting services paid by issuance of common stock	-	25,000
Depreciation expense	4,659	613
Change in assets and liabilities
Increase in prepaid expenses	(250,858)	(67,553)
Increase in accounts payable
and accrued expenses - related party	36,547	51,749
Increase in accounts payable	231,970	183,919
Increase in accrued expenses	22,880	637,316
Total adjustments	432,425	1,761,917

Net Cash Used in Operating Activities	(6,475,749)	(5,097,100)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,827)	(48,720)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	28,904	-
Repayments on note payable	(10,511)	-
Proceeds from exercise of common stock warrants	2,363	-

Net Cash Provided by Financing Activities	20,756	-

NET DECREASE IN CASH	(6,466,820)	(5,145,820)

CASH AT BEGINNING OF PERIOD	8,010,357	15,211,744

CASH AT END OF PERIOD	$1,543,537	$10,065,924

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$4,002,153	$304,515

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2015, the Company’s cash balances may exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	September 30, 2015	December 31, 2014
Property and equipment	$66,770	$54,943
Accumulated depreciation	(5,984)	(1,325)
Property and equipment, net	$60,786	$53,618

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $4,659 and $613, respectively.

Note Payable:

The Company financed its general liability and workers compensation insurance premiums for the insurable period from May 16, 2015 to May 15, 2016. The total principal amount of the unsecured note payable relating to the premiums was $31,613 on May 16, 2015, which bears interest at an annual rate of 4.12%. The Company paid $2,709 as a down payment on May 16, 2015 and 11 additional monthly payments of $2,682 are due commencing June 15, 2015. The net balance of the note payable as of September 30, 2015 was $18,393.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from BRNI that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2015 and December 31, 2014.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through September 30, 2015.

In the event the Company was to receive an assessment for interest and/or penalties, it will be classified in the financial statements as selling, general and administrative expense when assessed.

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the ability to obtain favorable licensing, manufacturing or other agreements for its product candidates and the ability to raise capital to achieve strategic objectives. See Part II, Item 1A, “Risk Factors” of this quarterly report below.

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

The Separation Agreement states that Neurotrope BioScience will pay or provide to the former President the following: (a) $2,684 within three days of the execution of the Separation Agreement by him, representing reimbursement of business expenses; (b) a lump sum equal to the total gross amount of $233,000; (c) a gross amount of $25,478 for his accrued, unused vacation; (d) reimbursement for the cost of continuing his current health care insurance in the same amount as the net reimbursement amounts paid to him on a monthly basis immediately prior to July 16, 2014 ($2,974 per month) until the earlier of the date on which he becomes eligible for medical insurance coverage with a new employer or July 16, 2015; (e) director’s and officer’s insurance coverage covering his actions while a director and/or officer of Neurotrope BioScience until July 16, 2020; and (f) $17,000 for reimbursement of his attorneys fees. In addition, the parties agreed that his ownership of any common shares of the company is not affected by the Separation Agreement and that any equity awards he received pursuant to the 2013 Equity Incentive Plan (the “2013 Plan”) will be governed exclusively by the terms of such plan. Approximately $282,000 was paid to him pursuant to the Separation Agreement in 2014. All remaining payments due were paid during the nine months ended September 30, 2015.

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

On October 1, 2013, the Company executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Executive Vice President, Chief Financial Officer, Treasurer and Secretary. This agreement provides for an annual salary of $240,000, which increased to an annual salary of $275,000 beginning January 1, 2015 plus a targeted bonus of 50% of base salary for all subsequent years. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the 2013 Planto purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason.

On January 16, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s former Vice President – Commercial Operations. This employment letter provided for an annual salary of $210,000. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. On May 15, 2015, the Vice President – Commercial Operations was terminated without cause. As a result, the Company paid a severance payment of approximately $40,000 during the nine months ending September 30, 2015. In addition, on June 17, 2015, the Vice President signed a separation agreement in which he deferred payment of his remaining severance due him of $175,000. Receipt of said amount is contingent upon the Company raising additional capital in excess of $7.5 million. As a result, the Company has accrued a severance payment of $175,000 as of September 30, 2015.

On January 22, 2014, the Company executed a four-year employment agreement with Neurotrope BioScience’s former Vice President and Chief Medical Officer. On October 31, 2014, the Company terminated him without cause. Approximately $217,000 was accrued for this severance arrangement in 2014 and paid in February 2015.

On June 1, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s former Executive Director – Pharmacology. This employment letter provided for an annual salary of $180,000. On July 16, 2014, the Board granted an incentive stock option to the Executive Director-Pharmacology for the purchase of 50,000 shares of the Company’s common stock with a term of tenyears, exercisable at $1.24 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. On May 15, 2015, the Executive Director – Pharmacology was terminated without cause. As a result, the Company has accrued a severance payment of $90,000 as of September 30, 2015. Receipt of said amount is contingent upon the Company raising additional capital in excess of $7.5 million.

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

On September 12, 2014, the Board elected Mr. Ramat to be the Company’s President and Chief Executive Officer and Mr. Freiman to be the Company’s Chairman of the Board. In consideration of the services that Mr. Ramat will provide to the Company as President and CEO, the Company agreed to pay Mr. Ramat $400,000 per year with a bonus opportunity of up to 50% of such amount after one (1) year of service, which arrangement could have been terminated by either party on 60 days’ notice. The compensation payments to Mr. Ramat replaced the $20,000 per month consulting fee of July 16, 2014. Mr. Freiman’s compensation remains at $20,000 per month as Chairman of the Board. In addition to his salary for services as President and Chief Executive Officer of the Company, Mr. Ramat continued to be paid under an agreement with the Company pursuant to which he received $50,000 per year until September 28, 2015 when the Company and Mr. Ramat entered into an Employment Agreement described below. Messrs. Ramat and Freiman voluntarily deferred part of their compensation in order for the Company to conserve cash (See Note 4 below – “Subsequent Events”).

In addition, on September 12, 2014, Messrs. Ramat and Freiman were granted non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per share, were fully vested upon grant, and have a ten-year life.

As of November 1, 2014, Neurotrope BioScience entered into an employment agreement for one (1) year with provisions for automatic renewals, with its Executive Vice President, Development and Chief Medical Officer. This agreement provided for an annual salary of $325,000. In addition, the employment agreement provided for a signing bonus of $102,083 in total, payable $8,507 monthly (if employed during the applicable payment cycle) and a discretionary bonus of up to 50% of base salary. In connection with his employment and as of his date of hire, the Company’s Compensation Committee authorized a grant of a non-qualified stock option to such officer under the 2013 Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $0.71 per share. These options vest 20% per year over five years commencing November 1, 2015. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. As of November 9, 2015, this executive resigned as an officer from Neurotrope BioScience and will remain as Acting Chief Medical Officer until the earlier of December 31, 2015 or the appointment of his successor.

On April 10, 2015, the Board agreed to grant Mr. Ramat a stock option exercisable for 100,000 shares of common stock of Neurotrope (the “Financing Option”) in the event the Company successfully completes a financing pursuant to which it raises at least ten million dollars ($10,000,000). The Financing Option will be issued to Mr. Ramat on the date of the closing of the applicable financing (assuming Mr. Ramat’s continued service as the President and Chief Executive Officer of the Company as of such date), will be fully vested as of the date of grant, and will have an exercise price per share equal to the price per share paid by investors for securities of the Company in the applicable financing.

On July 1, 2015, Mr. Ramat agreed to defer $25,000 of his salary, and Mr. Freiman agreed to defer 50% of his consulting fees until the Company raises additional funds. Also, as of August 1, 2015, the former Chairman of the Board, who receives $9,000 a month in fees, agreed to defer 50% of his director fees until the Company raises additional funds. The Company accrues such fee deferral from July 1, 2015 and August 1, 2015, respectively, until they are paid. As of September 30, 2015, Mr. Freiman was paid $25,000 of his deferred amount.

On September 28, 2015, the Company and Neurotrope BioScience, Inc. consolidated its prior agreements, understandings and commitments into an Employment Agreement with Mr. Ramat to serve as the President and Chief Executive Officer of the Company (the “Employment Agreement). The Employment Agreement supersedes and replaces all such prior agreements, understandings and commitments with respect to Mr. Ramat’s employment and (until its expiration or termination) supersedes and replaces the consulting agreement effective February 28, 2013, as amended, between the Ramat Consulting Group, a related party to Mr. Ramat, and Neurotrope BioScience, Inc. (the “Consulting Agreement”). The consolidation of Agreements did not result in a change to Mr. Ramat’s cash compensation. The Employment Agreement is effective as of September 28, 2015, and has a term of one year with automatic renewals for successive one-year periods unless terminated by either party upon 60 days’ written notice prior to the expiration of the then-current term, or until such employment is earlier terminated in accordance with termination provisions set forth in the Employment Agreement (the “Employment Term”). During the Employment Term, so long as Mr. Ramat is willing to stand for re-election, the Company agreed to nominate him for re-election as a director at the annual meeting (and any other meeting) of stockholders for the election of directors.

Under the Employment Agreement, Mr. Ramat is entitled to five weeks of paid vacation per annum and general expense reimbursement for pre-approved business related expenses incurred in the performance of his duties. He will also be eligible for all benefits and retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

If Mr. Ramat’s employment is terminated for any reason, he is entitled to his accrued benefits. In addition, if his employment is terminated during the Employment Term by the Company for a reason other than Cause (as defined in the Employment Agreement), death or disability, or is terminated by Mr. Ramat for Good Reason (as defined in the Employment Agreement), or as a result of the Company not renewing the Employment Term, in each case, subject to Mr. Ramat’s compliance with certain conditions, then Mr. Ramat is entitled to receive a severance amount equal to his then-current base salary less $50,000 multiplied by 50%, payable in a single lump sum. If Mr. Ramat’s employment is terminated by: (i) the Company for Cause or due to Mr. Ramat’s death or disability, or (ii) by Mr. Ramat without Good Reason, then he is not entitled to any severance, and shall only be entitled to his accrued benefits.

The Employment Agreement contains non-competition, non-solicitation and non-disclosure covenants of Mr. Ramat.

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

Pursuant to the Stanford Agreement, in 2014, the Company paid Stanford a total of $60,850, of which $48,564 was expensed by the Company in 2014 with the balance expensed during the six month period ending June 30, 2015. The Company is also obligated to pay Stanford: (a) a $10,000 annual license maintenance fee; (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product; and (c) low single-digit royalties on net sales of licensed products. During the nine month period ending September 30, 2015, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days’ written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass through expenses. The Company has incurred a total of $687,112 in fees, $377,225 and $417,877 of which are included in the balance sheet as payables as of September 30, 2015 and December 31, 2014, respectively.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKC epsilon, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, Neurotrope BioScience is obligated to pay a $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a Mount Sinai Licensed Product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. In 2014, the Company paid Mount Sinai $25,000, which represents the license initiation fee described above. Of this $25,000, the Company expensed $11,458 in 2014 and $13,542 during the nine month period ending September 30, 2015. In addition, the Company paid its annual license maintenance fee of $10,000 in September 2015 which will be amortized over the applicable one-year licensing period.

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

On March 30, 2015, Neurotrope Bioscience signed a letter of intent with Worldwide Clinical Trials (“WCT”) to commence pre-patient enrollment activities for the conduct of a Phase 2b clinical trial of the Company’s compound, bryostatin-1, for the treatment of Alzheimer’s disease. The letter of intent, which has subsequently expired, outlined the scope of the services that WCT provided to the Company in relation to the expected Phase 2b clinical trial, as well as additional services that WCT expects to provide once the clinical trial is initiated after the Company obtains additional financing. The Company paid WCT approximately $300,000 for the services and related third-party costs pursuant to the terms of the letter of intent (See Note 12 – Subsequent Events, for additional information relating to WCT).

 Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. Mr. Singer is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 31.1% of the Company's outstanding common stock as of September 30, 2015.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement with BRNI, a related party, and NRV II, LLC, another affiliate of BRNI (the “TLSA”), which was previously amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License Agreement”). The BRNI License Agreement further amended and restated the TLSA, as amended. Under the terms of the BRNI License Agreement, BRNI provides research services and granted Neurotrope BioScience the exclusive and nontransferable license right to certain patent and intellectual property which became effective upon the Neurotrope BioScience’s completion of a Series A Preferred Stock financing generating net proceeds to Neurotrope BioScience of at least $8,000,000 on February 28, 2013. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain.

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

In addition, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee,” commencing the date that the Company completes a Series B Preferred Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The fixed research fee is (a) a pro-rata amount of $1,000,000 in the year the Company completes such financing (b) $1,000,000 per year for five calendar years subsequent to such financing and (c) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License Agreement. The Company has not yet completed a Series B Financing (see Note 9) and, accordingly, no such fees are due.

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

Pursuant to the BRNI License Agreement, on February 4, 2015, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement, or the February 2015 SOW. The February 2015 SOW is effective as of October 1, 2014 and ended on September 30, 2015.

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

In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience reimbursed a third party for services BRNI received from such third party in the amount of $150,000 in connection with BRNI’s former diagnostic trial program with such third party.

Under the BRNI License Agreement, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of Alzheimer’s disease in humans (the “AD Diagnostic Test”). Further, under the February 2015 SOW, Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically reverted to BRNI based on certain contractual conditions on July 10, 2015. The remaining terms and conditions of the BRNI License Agreement, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.

For the nine months ended September 30, 2015, Neurotrope BioScience incurred $1,852,428 in expenses relating to the February 2015 SOW and has recorded a payable of $200,000 on its balance sheet as of September 30, 2015.

See Note 4 for additional related party transactions.

Note 7– Income Taxes:

The Company incurred a net operating loss for income tax purposes of $20,184,163 for the period from October 31, 2012 (inception) through September 30, 2015. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $388,000 as of September 30, 2015. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the nine months ended September 30, 2015, 36 holders of 4,607,106 total shares of Preferred Stock converted that Preferred Stock into 4,607,106 shares of Neurotrope’s common stock and seven holders of 236,340 warrants exercisable at $0.01 per share of common stock exercised their warrants into 236,340 shares of Neurotrope’s common stock. During the year ended December 31, 2014, ten holders of 1,637,000 total shares of Preferred Stock converted that Preferred Stock into 1,637,000 shares of Neurotrope’s common stock and five holders of 613,228 warrants exercisable at $0.01 per share of common stock exercised their warrants into 613,228 shares of Neurotrope’s common stock.

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

On March 19, 2015, the Company issued stock options to purchase 20,000 shares of the Company’s common stock to one employee with a term of ten years, exercisable at $1.17 per common share and vesting 20% per year commencing March 19, 2016. In addition, the Company issued stock options to purchase 50,000 shares of the Company’s common stock to one consultant with a term of ten years, exercisable at $1.17 per common share and vesting over four years beginning September 15, 2014. As of September 30, 2015, the consultant’s options terminated with no vested options exercised based upon the consultant not renewing its consulting agreement with the Company.

A summary of the Company’s stock option activity for the nine months ending September 30, 2015 is as follows:

	Options Outstanding	Weighted-Average Exercise Price
Outstanding at January 1, 2015	7,769,202	$1.40
Options granted	70,000	$1.17
Options forfeited	(101,250)	$(1.24)
Options exercised	0	0
Outstanding at September 30, 2015	7,737,952	$1.40
Options exercisable September 30, 2015	5,037,863	$1.48

The weighted-average remaining contractual term of options exercisable and outstanding at September 30, 2015 was approximately up to 7.8 and up to 8.2 years, respectively.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the nine months ended September 30, 2015 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 91.85%; Risk-free interest rate 1.98%; weighted average grant date fair value of $1.02 per common share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $387,227 and $930,873 for the nine months ended September 30, 2015 and 2014, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board of Directors amended options granted to all its officers and directors to reflect that all vested options expire at the end of the options term.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at September 30, 2015:

Common Stock Reserved
Common stock warrants outstanding	1,375,432

Common stock options outstanding	7,737,952
Conversion of Series A Preferred Stock	16,755,894
Total	25,869,278

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

Note 12 – Subsequent Events:

From October 1 through November 13, 2015, holders of the Company’s Series A Preferred Stock converted a total of 99,000 shares of the Company’s Series A Preferred Stock (issued in 2013) into 99,000 shares of the Company’s common stock.

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Agreement”) with WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s Disease (the “Study”). Pursuant to the terms of the Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects. The Company expects that the first Study site will be initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Agreement. On November 5, 2015, WCT will invoice Neurotrope BioScience for the following advance payments: (i) services fees of approximately $928,000, which will be due within ten (10) days of Neurotrope BioScience’s receipt of such invoice; (ii) pass-through expenses of approximately $268,000, which will be due within ten (10) days of Neurotrope BioScience’s receipt of such invoice; and (iii) investigator/institute fees of approximately $680,000, which will be due within twenty (20) days of Neurotrope BioScience’s receipt of such invoice. Neurotrope BioScience may terminate the Agreement without cause upon sixty (60) days’ prior written notice.

Unless earlier terminated under the provisions of the Agreement, the Agreement will expire upon WCT’s completed performance of the services thereunder (including delivery of all the deliverables) and WCT’s receipt of all payments from Neurotrope BioScience that are due under the Agreement. In addition to Neurotrope BioScience’s termination right described above, Neurotrope BioScience may terminate the Agreement immediately due to patient safety or regulatory request. Further, under the Agreement, either Neurotrope BioScience or WCT may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach. Additionally, either Neurotrope BioScience or WCT may terminate the Agreement upon notice to the other party if the other party is adjudicated insolvent or petitions for relief under any insolvency, re-organization, receivership, liquidation, compromise, or any moratorium statute.

Also, in connection with the execution of the Agreement, Neurotrope BioScience received consent and is negotiating a Statement of Work pursuant to its BRNI License Agreement. The Statement of Work must be entered into by December 1, 2015 (which date can be extended by mutual agreement of the parties), or BRNI’s consent to the Agreement shall be withdrawn.

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

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became Neurotrope, Inc.’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of the Company’s common stock on a one-for-one basis, and all of the outstanding shares of Neurotrope BioScience Series A Preferred Stock were converted into shares of our Series A Preferred Stock, in each case on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of Alzheimer’s disease, or AD, a discussion of the past financial results of Neurotrope, Inc. (i.e., while operating as BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Reverse Merger, are considered our historical financial results.

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

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended September 30, 2015 and 2014, include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through September 30, 2015 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute, or BRNI, and its affiliate, NRV II, LLC pursuant to the Amended and Restated Technology License and Services Agreement, or BRNI License, entered into on February 4, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not, as of September 30, 2015, realized any revenues from its operations.

The BRNI License further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012, which was previously amended by Amendment No. 1 to the Technology License and Services Agreement as of August 21, 2013.

Pursuant to the BRNI License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the BRNI License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic and diagnostic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the BRNI License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License. Furthermore, on July 10, 2015 under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted to BRNI. See Note 6 – Related Party Transactions and Licensing/Research Agreements to the Notes to Condensed Consolidated Financial Statements included above.

Notwithstanding the above license terms, BRNI and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to Neurotrope BioScience or to perform other activities in connection with the BRNI License.

Under the BRNI License, BRNI is a preferred service provider in certain circumstances and Neurotrope BioScience may not enter into sublicense agreements with third parties except with BRNI’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the BRNI License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that Neurotrope BioScience entered into with a third party pursuant to the terms of the BRNI License will be licensed to BRNI and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to BRNI.

We are required to pay to BRNI a royalty in an amount of up to 5% of our revenues in connection with the licensed technology depending upon the percentage of our ownership held by Neuroscience Research Ventures, Inc., which is an affiliate of BRNI (the amount of the royalty generally increases as the percentage ownership by Neuroscience Research Ventures, Inc. decreases). The BRNI License provides that within 30 days after our receipt of any amount of capital raised in a financing prior to a public offering, we are required to pay to BRNI 5% of such amount as an advance payment of future royalties.

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

The February 2015 SOW was effective as of October 1, 2014 and expired on September 30, 2015 (see details below).

On May 12, 2014, we entered into a license agreement (the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, we paid a $60,000 license initiation fee to Stanford. Wepaid Stanford the current $10,000 annual license maintenance fee, and will pay milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, as well as low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

On May 15, 2014, we entered into an agreement with a contract research organization, or CRO, to conduct a Phase 2a clinical trial relating to the evaluation of bryostatin for the treatment of AD. We agreed to pay fees to the CRO totaling $715,159 based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. During November 2014, we amended the original agreement which reduced the number of subjects in the clinical trial from 15 to nine, resulting in a reduced total cost estimate of $657,236. The trial was completed in early 2015 and the results were reported as described below .

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement, or the “Mount Sinai Agreement”, with the Icahn School of Medicine at Mount Sinai, or Mount Sinai. Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data, and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKC epsilon, which includes Niemann-Pick C Disease. Pursuant to the Mount Sinai Agreement, Neurotrope BioScience paid $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience paidMount Sinai the current $10,000 annual license maintenance fee which will continue to be paid until minimum royalty payments are due, and will pay milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, as well as (a) low single-digit royalties on net sales of the Mount Sinai licensed products, and (b) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Agreement at any time upon 60 days written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all Mount Sinai licensed products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for Mount Sinai licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKC epsilon with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced that preliminary assessment of PKC epsilon levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and there was no measurable improvement in cognition in this mildly impaired patient population. Following on these results, on October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Agreement”) with Worldwide Clinical Trials, Inc., or WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s Disease, or the Study. Pursuant to the terms of the Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects at approximately 30 sites across the United States. Depending upon our resources, we intend to begin enrollment at the initial sites by the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial is designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients. Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Agreement. Neurotrope BioScience may terminate the Agreement without cause upon sixty (60) days’ prior written notice.

Pursuant to the February 2015 SOW, Neurotrope BioScience agreed to pay BRNI two million four hundred thousand dollars ($2,400,000) in service fees and other amounts payable at a rate of two hundred thousand dollars ($200,000) per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first six hundred thousand dollars ($600,000) of payments satisfy certain outstanding amounts owed to BRNI. Of this $600,000, $400,000 was paid in 2014, and the remaining $200,000 was paid in 2015. Neurotrope BioScience also agreed to pay BRNI twenty thousand dollars ($20,000) in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding Neurotrope BioScience’s contract with the Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann-Pick Type C disease. As of September 30, 2014, the Company has paid BRNI $2,300,000 in service fees, $5,000 for advising and consulting services.

Under the February 2015 SOW, BRNI agreed, among other things, to perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test. In order for BRNI to perform such services, Neurotrope BioScience reimbursed a third party for services BRNI received from such third party in the amount of one hundred fifty thousand dollars ($150,000) in connection with BRNI’s former diagnostic trial program with such third party so that BRNI can receive certain codes to unblind patient data from its earlier program.

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

The flagship product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in over 1,400 patients at the National Cancer Institute, or NCI, for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these human trials. The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which we, in turn, have access under the BRNI License to be used in our own research and regulatory programs.

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

Use of bryostatin to treat Niemann-Pick Type C Disease (“NP-C”) is being developed by the Company with collaborations with the Icahn School of Medicine at Mount Sinai in New York City, or Mt. Sinai, and with the organization Support of Accelerated Research (“SOAR”). NP-C mainly affects children who develop severe neurologic symptoms including gait disturbance and cognitive deficits early in life. There are approximately 3,500 NP-C patients in the United States and a similar number in Europe. Patients with NP-C have a gene defect that results in the loss of the “normal” NPC1 or NPC2 protein that is important for cholesterol trafficking. As a result of the gene defect, patients have accumulation of cholesterol and a number of other lipids such as sphingolipids, as well as an accumulation of gangliosides in various tissues, including the brain. Rates of disease progression and life expectancy vary widely; however, the majority of patients die between 10 and 25 years of age. Progressive neurological manifestations in NP-C patients have a profound effect on quality of life for both the patients and their caregivers.

Neurotrope Bioscience presented the findings of an in vitro study of bryostatin's effects on Niemann Pick Type C1 cells, or NPC1 cells at the annual Michael, Marcia & Christa Parseghian Scientific Conference for Niemann-Pick Type C research at the University of Notre Dame in June 2015. The presentation reported the results of in vitro studies of three PKC activators, bryostatin, DCPLA and diazoxide, on their ability to correct the cholesterol transport defect in NPC1 cells. The studies, conducted at Mt. Sinai, in conjunction with Neurotrope, concluded that all three PKC activators were able to induce clearance of cholesterol from NPC1 cells to varying degrees and at different drug concentrations. The study demonstrated that bryostatin was the most potent compound showing statistically significant activity at the nanomolar concentration. A second patient cell line with a completely distinct NPC1 genotype was also tested with similar results. In vivo studies are currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model of Niemann-Pick Type C. We are working towards completion of the necessary pre-clinical work in order to obtain FDA approval of an IND, or investigational new drug application. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Following the conference, the Company announced in June 2015 that Neurotrope Bioscience would conduct an additional preclinical study, in collaboration with a leading research institution, to examine the effect of bryostatin in Niemann-Pick type C mice (NP-C Mice). The study is being funded by several family foundations under the auspices of SOAR-NPC. This planned study will examine the effects of various dosing regimens of bryostatin in NP-C Mice over a brief treatment period. Specifically, the in vivo study will seek to confirm previous in vitro studies that suggest bryostatin may be effective in correcting the cholesterol transport defect in NP-C. The Company expects the results of the study to be available in the fourth quarter of 2015. This study is designed to examine the ability of bryostatin treatment to remove cholesterol from the brain which is believed to be critical for an effective therapy of NP-C.

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

Results of Operations

Comparison of the nine months ended September 30, 2015 and September 30, 2014

Revenues

We did not generate any revenues for the nine months ended September 30, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2015 were $6,911,236 versus $6,870,607 for the nine months ended September 30, 2014, an increase of approximately 1%. The increase in operating expenses is due primarily to the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and its collaboration with BRNI and an increase in general and administrative expenses to support product research and development activities offset by a decrease in non-cash stock compensation expenses.

Research and Development Expenses

	Nine months ended September 30, 2015							Nine months ended September 30, 2014
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$1,852,428	$474,892	$1,096,984	$337,487	$1,909,363
Non-Related Party		1,295,065		0		53,078	1,348,143	740,107	0	34,082	774,189
Total	$	NA	$	NA	$	NA	$3,200,571	$1,214,999	$1,096,984	$371,569	$2,683,552

For the nine months ended September 30, 2015, we incurred $1,852,428 of research and development – related party expenses versus $1,909,363 for the nine months ended September 30, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic under the terms of the February 2015 SOW, we paid a flat fee of $200,000 per month through September 30, 2015, which covered product development activities and maintenance of the licensed patent portfolio and paid separately for certain expenses relating to analytical testing and consulting fees.

For the nine months ended September 30, 2015, we incurred $1,348,143 in research and development expenses with non-related parties versus $774,189 for the nine months ended September 30, 2014, an increase of approximately 73%. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the nine months ended September 30, 2015, $1,108,509 related to conducting our AD Phase 2a clinical trial and related production, inventory management and storing of drug product versus $651,412 for the comparable 2014 period, $156,072 for clinical consulting services versus $88,695 for the comparable 2014 period, $41,078 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements versus $34,082 for the comparable 2014 period, $30,484 for orphan drug development costs versus $0 for the comparable 2014 period, and $12,000 for development of alternative drug supply with Stanford University versus $0 for the comparable 2014 period. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $81,000 and $81,693 for the nine months ended September 30, 2015 and 2014, respectively. This amount is attributable to the payments to our prior Chairman for services provided to us as a director.

We incurred $3,242,220 and $3,174,489 of other general and administrative expenses for the nine months ended September 30, 2015 and 2014, respectively, an increase of approximately 5%. Of the amounts for the nine months ended September 30, 2015 versus the comparable 2014 period: $2,017,166 was incurred for wages, bonuses, vacation pay, severance, taxes and insurance, for five employees plus our Chairman, versus $1,443,445 for six employees for the 2014 comparable period; $597,096 for ongoing legal expenses versus $489,807, $171,736 was incurred for investor relations services versus $100,908; $177,800 was incurred for insurance versus $75,202, $0 was incurred for outside operations consulting services versus $714,953 based upon the Company either hiring the consultants or completing services provided by such consultants; $117,090 was incurred for travel expenses, versus $175,769; $98,023 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $125,403; and $143,806 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to office facilities in New Jersey offset by a credit of $80,497 relating to a settlement of a payable to a service provider, versus $49,002. As further discussed in Note 4 (Contractual Commitments) and Note 12 (Subsequent Events) that are included in the Notes to Condensed Consolidated Financial Statements (Unaudited) above, with respect to the amounts that we incurred for severance, we have accrued a total of $265,000 of severance payments as of September 30, 2015, which are contingent upon us raising additional capital in excess of $7.5 million.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $131,453 versus $208,569 for the nine months ended September 30, 2015 and 2014, respectively, in connection with the issuance of stock options, and we incurred $255,774 and $722,304 of non-related party non-cash expenses for issuance of stock options for the nine months ended September 30, 2015 and 2014, respectively. The decrease is a result of canceling previously issued stock options terminated in 2014 partially offset by the issuance of new stock options during the nine months ended September 30, 2015.

Other Income

We earned $2,844 of net interest income for the nine months ended September 30, 2015 versus $11,590 for the nine months ended September 30, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in cash balances.

Net loss and earnings (losses) per share

We incurred losses of $6,908,174 and $6,859,017 for the nine months ended September 30, 2015 and 2014, respectively. The increased loss was primarily due to our increased activities and new employee hiring during 2014 offset by a decrease in non-cash stock-based compensation expenses. Earnings (losses) per common share including dividends accruable on Series A Preferred Stock were ($0.30) and ($0.38) for the nine months ended September 30, 2015 and 2014, respectively. The increase in loss per share is primarily attributable to the decrease in our operating loss for the current period partially offset by the increase in the number of weighted average number of shares.

Comparison of the three months ended September 30, 2015 and September 30, 2014

Revenues

We did not generate any revenues for the three months ended September 30, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2015 were $1,892,304 versus $3,144,315 for the three months ended September 30, 2014, a decrease of approximately 40%. The decrease in operating expenses is due primarily to reductions in research and development and general and administrative expenses and non-cash stock-based compensation expenses.

Research and Development Expenses

	Three months ended September 30, 2015							Three months ended September 30, 2014
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$636,547	$368,361	$274,246	$203,528	$846,135
Non-Related Party		261,324		0		7,341	268,665	368,221	0	0	368,221
Total	$	NA	$	NA	$	NA	$905,212	$736,582	$274,246	$203,528	$1,214,356

For the three months ended September 30, 2015, we incurred $636,547 of research and development – related party expenses versus $846,135 for the three months ended September 30, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and the AD Diagnostic Test. Under the terms of the February 2015 SOW, we paid BRNI a flat fee of $200,000 per month which covers product development activities and maintenance of the licensed patent portfolio and paid separately for certain expenses relating to analytical testing and consulting fees.

For the three months ended September 30, 2015, we incurred $268,665 in research and development expenses with non-related parties versus $368,221 for the three months ended September 30, 2014. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the three months ended September 30, 2015, $235,724 related to conducting our AD Phase 2a clinical trial and related production and inventory management and storing of drug product versus $610,279 for the comparable 2014 period, $17,331 for clinical consulting services versus $88,695 for the comparable 2014 period, $7,341 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements versus $24,048 for the comparable 2014 period, $12,469 for orphan drug development costs versus $0 for the comparable 2014 period, and ($4,200) for development of alternative drug supply with Stanford University versus $0 for the comparable 2014 period. The credit balance relates to a reclassification and capitalization of licensing fees paid during the first half of 2015.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $27,000 and $27,693 for the three months ended September 30, 2015 and 2014, respectively. This amount is attributable to the payments to our prior Chairman for services provided to us as a director.

We incurred $817,880 and $1,307,877 of other general and administrative expenses for the three months ended September 30, 2015 and 2014, respectively, a decrease of approximately 30%. Of the amounts for the three months ended September 30, 2015 versus the comparable 2014 period: $506,818 was incurred for wages, bonuses, vacation pay, severance, taxes and insurance, for five employees plus our Chairman, versus $589,051 for six employees for the 2014 comparable period and other expenses totaling approximately $284,000 paid to the Company’s former President and Chief Executive Officer; $200,796 for ongoing legal expenses versus $249,970, $43,616 was incurred for investor relations services versus $34,228; $51,051 was incurred for insurance versus $33,652, $0 was incurred for outside operations consulting services versus $291,876 based upon the Company either hiring the consultants or completing services provided by such consultants; $35,061 was incurred for travel expenses, versus $41,892; $22,521 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $31,608; and $38,514 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to office facilities in New Jersey offset by a credit of $80,497 relating to a settlement of a payable to a service provider, versus $35,600.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $44,299 versus $74,302 for the three months ended September 30, 2015 and 2014, respectively, in connection with the issuance of stock options, and we incurred $97,913 and $520,087 of non-related party non-cash expenses for issuance of stock options for the three months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2014, several new stock options awards were granted with immediate vesting provisions.

Other Income

We earned $355 of net interest income for the three months ended September 30, 2015 versus $2,707 for the three months ended September 30, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in cash balances.

Net loss and earnings (losses) per share

We incurred losses of $1,891,949 and $3,141,608 for the three months ended September 30, 2015 and 2014, respectively. The decreased loss was primarily due to decrease in head count during the second quarter of 2015 and decreased non-cash stock compensation expenses. Earnings (losses) per common share including dividends accruable on Series A Preferred Stock were ($0.08) and ($0.16) for the three months ended September 30, 2015 and 2014, respectively. The decrease in losses coincides with a decrease in losses and an increase in weighted average common shares outstanding.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to raising capital, negotiating the BRNI License and furthering the development of our therapeutic products candidates and, until June 30, 2015, the AD Diagnostic Test toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we incurred negative cash flows from operations. As of September 30, 2015, we had an accumulated deficit of $25,190,863 and had working capital of $292,490 as compared to working capital of $6,818,242 as of December 31, 2014. The $6,525,752, decrease in working capital was attributable to our expenditures relating principally to development of potential therapeutic products and potential diagnostic product and general and administrative expenses which resulted in a net loss of $6,908,174 and capital expenditures of $11,827 offset by non-cash expenses of $391,886 and proceeds from the exercise of common stock warrants of $2,363 for the nine months ended September 30, 2015.

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

As of September 30, 2015, we had cash and cash equivalents totaling approximately $1.5 million, which decreased to approximately $900,000 as of November 6, 2015. Management believes we have sufficient capital to fund the Company through the end of the fiscal year ending on December 31, 2015 without curtailing our product development plans (See “Going Concern” below). On September 15, 2015, our Chairman and on August 1, 2015, our former Chairman, agreed to defer a portion of their compensation which allows the Company to preserve cash.

In October 2014, April 2015 and August 2015, we engaged consultants to assist us with fund-raising activities. In relation thereto, we issued 43,860 shares of common stock to one of the consultants as compensation for services to assist us with investment banking and capital raising activities. We are continuing to work hard to complete a financing in the near term.

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

As of November 10, 2015, we had approximately $900,000 of available cash and cash equivalents. We are currently reviewing our current operating plans, and we will require additional capital. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series A Preferred Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our common stock upon the conversion of our Series A Preferred Stock which would further dilute our other stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

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

We are principally focused on developing a drug, bryostatin, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since our principal product candidate (bryostatin to treat AD) is in Phase 2 of development. Our other product candidates (use of bryostatin to treat Niemann Pick Type-C and Fragile X Syndrome) are even earlier in their development cycles. Bryostatin is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development and successfully commercialize in a timely manner bryostatin for the treatment of AD or other diseases. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

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

We currently rely on BRNI, and may also rely on other independent third-party contract research organizations, to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

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

Our ability to generate revenues depends upon many factors, including our ability to complete our current by planned clinical study and development of our proposed products, our ability to obtain necessary regulatory approvals for our proposed products and our ability to successfully commercialize market and sell our products. We have not generated any revenues since we began operations on October 31, 2012. We expect to incur significant operating losses over the next several years. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we will likely need to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

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

Changes in our ownership could limit our ability to utilize net operating loss carry forwards.

As of September 30, 2015 we had federal and state net operating loss carryforwards of $58.7 million and $53.1 million, respectively, which begin to expire in fiscal 2016. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Our success and achievement of our business plans depend upon our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, such as the recent departure of NBI’s Executive Vice President, Development or an inability to attract, retain and motivate any additional highly skilled employees required for the implementation of our business plans and activities could have a materially adverse effect on us. Our inability to attract and retain the necessary technical and managerial personnel and consultants and scientific and/or regulatory consultants and advisors could have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to in-license or acquire new development-stage products or technologies.

Our product commercialization strategy relies, to some extent, on our ability to in-license or acquire product formulation techniques, new chemical entities, or related know-how that has proprietary protection. If resources permit, we may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. The acquisition of products requires the identification of appropriate candidates, negotiation of terms of acquisition, financing for the acquisition and integration of the candidates into our portfolio. Failure to accomplish any of these tasks may diminish our growth rate and adversely alter our competitive position.

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

We currently have no experience in sales, marketing or distribution. We do not anticipate having the resources in the foreseeable future to allocate to the sales and marketing of our proposed products. As a result, if our product development is successful, our future success will likely depend, in part, on our ability to enter into and maintain collaborative relationships with one or more third parties for sales, marketing or distribution, on the collaborator’s strategic interest in the products we have under development and on such collaborator’s ability to successfully market and sell any such products. We intend to pursue collaborative arrangements regarding the sales and marketing of our products as appropriate. However, we may not be able to establish or maintain such collaborative arrangements or, if we are able to do so, they may not have effective sales forces. To the extent that we decide not to, or are unable to, enter into collaborative arrangements with respect to the sales and marketing of our proposed products, significant capital expenditures, management resources and time will be required to establish and develop an in-house marketing and sales force with technical expertise. To the extent that we depend on third parties for marketing and distribution, any revenues received by us will depend upon the efforts of such third parties, which may not be successful.

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

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X Syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKCe activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OTC Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 7,500 shares during the 90-day period ended November 9, 2015. We do not currently and may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

·	additions or departures of key personnel; actual or anticipated variations in our operating results;
·	announcements of developments by us or our competitors;
·	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
·	adoption of new accounting standards affecting our industry;
·
·	sales of our common stock or other securities in the open market or in any publicized transaction;
·	changes in our industry;
·	regulatory and economic developments, including our ability to obtain working capital financing;
·	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
·	on August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;
·	on April 8, 2015, we filed a Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333- 200664), which became effective on May 11, 2015. Potential and actual sales of our common stock by our present stockholders pursuant to such Registration Statement may have a depressive effect on the price of our common stock in the marketplace;
·	our ability to execute our business plan;
·	other events or factors, many of which are beyond our control; and
·	announcement of clinical trial results.

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

Transfer of our common stock may be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual “Blue Sky” laws, our common stock may not be traded in such jurisdictions. We currently maintain information which permits sales of securities pursuant to the “manuals exemption”. This manuals exemption permits a security to be sold by stockholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc. Many states expressly recognize these manuals. Certain states either do not recognize principal accepted manuals or do not expressly recognize the manuals exemption. These states include: Alabama, California, Illinois, Kentucky, Louisiana, Missouri, New Hampshire, New York, Tennessee and Virginia. Registration of the securities is required in these states in order for such securities to be sold by stockholders in such states. As a result, it will not be possible for persons to resell shares of our common stock pursuant to this registration statement in these states without such registration. There is no assurance that the state securities divisions will approve these registrations. Accordingly, investors should consider the secondary market for our securities to be a limited one.

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

The conversion of our issued and outstanding shares of Series A Preferred Stock will have the effect of diluting the voting power of existing common stockholders.

The conversion of shares of our Series A Preferred Stock could have the effect of changing or preventing a change of control of us and will dilute your interests. Our authorized capital stock includes 50,000,000 shares of preferred stock, of which 24,325,000 shares are designated as Series A Preferred Stock. Currently, our Series A Preferred Stock converts into common stock on a one-for-one basis. However, each share of our Series A Preferred Stock will convert into more than one share of our common stock in the event that we sell certain securities of the Company at a price per share that is less than the conversion price, which is currently set at $1.00 per share. The 45-day average price per share of our common stock for 45-day time period ended November 9, 2015 and the 90-day average price per share of our common stock for the 90-day time period ended November 9, 2015 were $0.62 and $0.69, respectively. On November 9, 2015, the last reported sales price for our common stock was $0.70 per share.

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

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. We currently do not comply with all of these regulations. See below Risk Factor entitled “Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.” There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board of Directors, particularly directors willing to serve on the audit and compensation committees.

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

Neurosciences Research Ventures, Inc. owns 9,025,000 shares of our common stock and 1,662,500 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 34.9% of our common stock as of November[10, 2015, as calculated in accordance with Regulation S-K, Item 403. Additionally, pursuant to the Common Stockholders Agreement (as defined above), Neurosciences Research Ventures, Inc. has the right to nominate two representatives for election to our Board of Directors. Pursuant to this right, William S. Singer and James Gottlieb are members of our Board of Directors. As a result of the foregoing, BRNI and its affiliate, Neurosciences Research Ventures, Inc., are able to exercise substantial influence over our business, policies and practices.

In addition, Dr. Daniel Alkon, our Chief Scientific Officer, founding Scientific Director of BRNI and the Toyota Chair in Neuroscience at BRNI, owns 950,000 shares of our common stock and 175,000 options to purchase shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 3.9% of our common stock as of November 10, 2015, as calculated in accordance with Regulation S-K, Item 403.

Northlea Partners, LLLP is able to exercise substantial control over our business.

Northlea Partners, LLLP owns 5,187,000 shares of our common stock, and 955,500 options to purchase shares of our common stock and 750,000 shares of our Series A Preferred Stock.. In addition, Dr. John Abeles, who is the Managing Member of Northlea Partners, LLLP and a member of our Board of Directors owns 250,000 options to purchase shares of our common stock, of which 119,041 will be vested as of the date 60 days from November 10, 2015. In the aggregate, such securities represented beneficial ownership of approximately 20.2% of our common stock as of November 10, 2015, as calculated in accordance with Regulation S-K, Item 403. Additionally, pursuant to the Common Stockholders Agreement, Northlea Partners, LLLP has the right to nominate two representatives for election to our Board of Directors. Pursuant to this right, Dr. John Abeles and Dr. Larry D. Altstiel are members of our Board of Directors. As a result of the foregoing, Northlea Partners, LLLP is able to exercise substantial influence over our business, policies and practices.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as set forth below, there have been no other unregistered sales of equity securities during the quarter ended September 30, 2015.

From July 1, 2015 through September 30, 2015, private placement investors converted a total of 248,000 shares of the Company’s Series A Preferred Stock into 248,000 shares of the Company’s common stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

Not applicable.

ITEM 6.	EXHIBITS.

The following exhibits are filed (or furnished) with this Report:

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the Sec on August 29, 2013)

3.1	Articles of Incorporation of Neurotrope, Inc.(incorporated by reference from Exhibit 3.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August, 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Certificate of Designations of Series A Convertible Preferred Stock of Neurotrope, Inc., filed with the Nevada Secretary of State on August 22, 2013 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)

3.6	Amended and Restated By-Laws of Neurotrope, Inc. (incorporated by reference from Exhibit 3.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

10	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc, dated October 9, 2015 (incorporated by reference from, Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2015. Portions of which are subject to a confidential treatment application under Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

31.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of principal executive officer

31.2	Rule 13(a)/15(d)-14(a) Certification of principal financial and accounting officer

32.1	Section 1350 Certification of principal executive officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except that the registrant specifically incorporates it by reference.)

32.2	Section 1350 Certification of principal financial and accounting officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of the section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 2015	Neurotrope, Inc.

	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer
(Principal Financial and Accounting Officer)

Exhibit Index

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

