Form 10-K
period 2015-12-31
Neurotrope, Inc.
filed 2016-03-07
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2015

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

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class                                                                            Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐      No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,195,330.

As of February 24, 2016, the registrant had 49,172,851 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

PART I

Item 1. Business.

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) (“Neurotrope”), and its subsidiary Neurotrope Bioscience, a Delaware corporation (“Neurotrope BioScience”).

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also developing bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, which are in pre-clinical testing.  We have a technology license and services agreement (the “BRNI License”), with the Blanchette Rockefeller Neurosciences Institute, and its affiliate NRV II, LLC, which we collectively refer to herein as “BRNI,” pursuant to which we have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, up until March 2013, have been financed by BRNI through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health (which is part of the U.S. Department of Health and Human Services) and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience.

According to the Alzheimer’s Association, an estimated 36 million people worldwide had AD in 2010. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is old age. In developing countries, where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the U.S., 5.3 million people were estimated to have AD in 2015, and 96% of these people were older than 65 years of age.

Researchers have explored and continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat AD. We believe that our approach, which involves the activation of an enzyme called protein kinase C epsilon (“PKCε”), represents a novel mechanism in potential AD drug therapies.

BRNI is conducting an enhanced access program, formerly known as compassionate use, of Bryostatin-1 in patients with advanced AD. Thus far, four patients with advanced AD have been treated, three of which were treated under an Investigational New Drug Application, IND, cleared by the U.S. Food and Drug Administration (the “FDA”) which is held by BRNI. One of these patients, who had familiar AD, has died, but the death was not drug-related. The study for another one of these patients has concluded after almost one year on the protocol. A fourth patient has recently commenced treatment. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll one additional patient in the extended access program. We are providing limited funding and personnel support under the terms of our agreement with BRNI for this modest expansion of this clinical effort in AD during the 2016 timeframe.

In October 2015, we announced the initiation of a Phase 2b clinical trial to evaluate bryostatin for the treatment of patients with moderately severe to severe AD. We have commenced enrollment and plan to enroll a total of up to 150 patients in the randomized, double-blind, placebo-controlled, study at approximately 30 sites. The primary objective of the clinical trial will be to assess the appropriate dose of bryostatin and preliminary evaluation of the safety and efficacy of several doses of bryostatin in the patient population. We believe bryostatin may restore synaptic structures and functions damaged by AD, leading to improvements in cognition and memory. Beyond AD, we believe that several other neurodegenerative diseases, such as Fragile X Syndrome and Niemann Pick Type C Disease (both of which we are pursuing), ischemic stroke, traumatic brain injury, depression and aging in the brain, may be amenable to treatment with bryostatin.

To the extent resources permit, we intend to pursue development of selected technology platforms with applications related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology or technology available from third party licensors or collaborators.

Financings to Date

In February 2013, through a private placement, Neurotrope BioScience issued 9,073,300 shares of its Series A convertible preferred stock (“Neurotrope BioScience Series A Stock”), at $1.00 per share, resulting in gross proceeds of $9,073,300. In May 2013, Neurotrope BioScience issued an additional 1,313,325 shares of Neurotrope BioScience Series A Stock at $1.00 per share, resulting in gross proceeds of $1,313,325. In August 2013, Neurotrope BioScience issued 11,533,375 of Neurotrope BioScience Series A Stock at $1.00 per share, resulting in gross proceeds of $11,533,375. All of the outstanding shares of Neurotrope BioScience Series A Stock were converted on a one-for-one basis into shares of Neurotrope, Inc.’s Series A convertible preferred stock, par value $0.0001 per share (“Series A Stock”), in connection with the Reverse Merger (as defined below) in August 2013. In October 2013, we issued 1,080,000 additional shares of our Series A Stock at $1.00 per share, resulting in gross proceeds of $1,080,000, for a total of $23,000,000 of gross proceeds raised between February and October 2013.

In a November 2015 private placement, we sold 26,234,940 units at $0.60 per unit with each unit consisting of 1/100th of one share of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Stock”), together with Series A warrants to purchase shares of our common stock (“Series A Warrants”), Series B warrants to purchase shares of our common stock (“Series B Warrants”), Series C warrants to purchase shares of our common stock (“Series C Warrants”), Series D warrants to purchase shares of our common stock (“Series D Warrants”) and Series E warrants to purchase shares of our common stock (“Series E Warrants” and, together with the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants, the “Series A-E Warrants”), and certain placement agent warrants, resulting in gross proceeds of $15,640,963 (the “November 2015 Private Placement”). The private placement was completed in two closings, which took place on November 13, 2015 and November 30, 2015. In connection with this private placement, effective as of November 13, 2015, the holders of all 16,656,894 shares of our Series A Stock converted their shares into 19,864,971 shares of our common stock, which included 3,208,077 shares of our common stock issued in accordance with anti-dilution rights of the Series A Stock.

Organizational History

We were incorporated as BlueFlash Communications, Inc. in Florida on January 11, 2011. Prior to the Reverse Merger (as defined below) and Split-Off (as defined below), our business was to provide software solutions to deliver geo-location targeted coupon advertising to mobile internet devices.

On August 9, 2013, we reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was incorporated on June 13, 2013 and was the surviving corporation in such reincorporation merger, or the Reincorporation Merger. As a result of the Reincorporation Merger, (i) we changed our name to Neurotrope, Inc., (ii) we changed our jurisdiction of incorporation from Florida to Nevada, (iii) we increased our authorized capital stock from 300,000,000 shares of common stock, par value $0.0001 per share, to 300,000,000 shares of common stock, par value $0.0001 per share, and 50,000,000 shares of “blank check” preferred stock, par value $0.0001 per share, (iv) each share of BlueFlash Communications, Inc. common stock outstanding at the time of the Reincorporation Merger was automatically converted into 2.242 shares of Neurotrope, Inc. common stock, our common stock, with the result being that the 10,200,000 shares of common stock of BlueFlash Communications, Inc. outstanding immediately prior to the Reincorporation Merger were converted into 22,868,400 shares of common stock of Neurotrope, Inc. outstanding immediately thereafter. All share and per share numbers in this report relating to the common stock of Neurotrope, Inc., prior to the Reincorporation Merger have been adjusted to give effect to this conversion, unless otherwise stated.

In connection with the Reincorporation Merger, we changed our fiscal year from a fiscal year ending on January 31 of each year to one ending on December 31 of each year.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., or Acquisition Sub, a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience, a corporation incorporated in the State of Delaware on October 31, 2012. Neurotrope BioScience was the surviving corporation in the merger, or the Reverse Merger, and became our wholly-owned subsidiary. All of the outstanding shares of Neurotrope BioScience common stock (“ Neurotrope BioScience Common Stock”), were converted into shares of our common stock, par value $0.0001 per share, and all of the outstanding shares of Neurotrope BioScience Series A Stock were converted into shares of our Series A Stock, in each case on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a split-off agreement, or Split-Off, we transferred our pre-Reverse Merger business to Marissa Watson, our pre-Reverse Merger majority stockholder, in exchange for the surrender and cancellation of 20,178,000 shares of our common stock owned by her.

As a result of the Reverse Merger and Split-Off, we discontinued our pre-Reverse Merger business and acquired the business of Neurotrope BioScience. Following the Reverse Merger and Split-Off, we have undertaken the business operations of Neurotrope BioScience as a publicly-traded company under the name Neurotrope, Inc., through Neurotrope BioScience, which is now our wholly-owned subsidiary.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Reverse Merger have been and will be replaced with the historical financial statements of Neurotrope BioScience prior to the Reverse Merger in all applicable filings with the Securities and Exchange Commission, or the SEC.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it was estimated that 36 million people worldwide had AD in 2010. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the U.S. in 2015, 5.3 million people are estimated to have AD, and approximately 96% of these people are older than 65 years of age.

Researchers continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat this disease. Figure 1 illustrates the range of mechanisms under consideration. Our approach, which involves the activation of the enzyme PKCε, represents a novel mechanism in the armamentarium of potential AD drug therapies.

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

1 Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

2 Lancet Neurol. 2010; 9, 119. CR Jack et al, “ Hypothetical model of dynamic biomarkers of the Alzheimer’s pathological cascade”

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

In animal studies, BRNI found that PKCε activation in neurons targets the loss of synapses in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, i.e. the elevation of the toxic Aβ peptide, the loss of neurons, the appearance of plaques, and the loss of cognitive function.

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

We believe the markets for drugs or therapies to treat and analyze AD exist exclusively in the developed world and principally comprise the North American, European and Japanese markets. The aggregate AD market is subdivided into four distinct segments, which are shown in Figure 3, as are the projected compounded annual growth rates (“CAGRs”) for these segments over the 2009-2014 timeframe.

Sales of the major drug therapies available only by prescription are reported in Figure 3, which includes, among others, the acetylcholinesterase inhibitors (Exelon®, Razadyne®, and Aricept®) and the glutamate antagonist, Namenda®.3 These drugs are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, giving only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2011 in excess of approximately $6 billion, according to a BBC Research Report. The negative CAGR for this segment reflects the fact that this class of drugs faces generic competition over the timeframe considered.

Figure 3. Global Market for AD ($ mm): 2009-20144

Market Segments	2009	2014	CAGR% 2009-14
Prescription Drugs for AD	5,947	5,211	-2.6
Diagnostics / Biomarkers	1,164	2,855	19.6
Therapeutics for Treatment of Symptoms	567	726	5.1
Imaging	361	852	18.7
Total	8,039	9,644	3.7

The “Therapeutics for Treatment of Symptoms” category cited in Figure 3 represents drugs from other classes that are being used to temporarily treat some of the symptoms of AD.5

Neurotrope’s Proposed Products

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

5 See footnote 3.

Dead or dying neurons cannot be returned to function, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.6

In contrast, we believe that our data from various preclinical animal models demonstrates that activation of PKCε in central nervous system neurons improves neuronal vitality and function in areas of the brain damaged by AD, resulting in the improvement of memory and cognition.

Synaptogenesis

We believe that deficient activity or low concentrations of PKCε in aging subjects is one of the main causes of the neurodegeneration seen in AD. The schematic in Figure 4 illustrates only a portion of the changes mediated by PKCε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

Figure 4. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD7

Activation of PKCε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes are effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 5.

Figure 5. Therapeutic targets for neuroregeneration through PKCε activation

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

BRNI’s and our approach is to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches in these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized at the microscopic level in the neuronal cells of rats whose neurons have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKCε. The new growth of dendritic trees on the damaged neurons creates a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKCε activator produces better outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also stopped the decrease of PKCε and the increase of soluble amyloid.8

In cell tissue cultures, the difference in morphology between neurons damaged by the application of ASPD (a modified form of Aβ) as compared to neurons activated by the application of bryostatin + retinoic acid (a metabolite of vitamin A) is seen in Figure 6. Treatment with bryostatin, through PKCε activation, stimulates the regeneration of neurons and the formation of new synaptic connections.

Figure 6. Synaptogenesis in Hippocampus Neurons9

The Central Role of PKCε in Maintaining Neuron Structure and Function

Upon activation, PKCε migrates from the intracellular fluid to the cell membrane, where it activates signal-regulating enzymes (specifically the MAP kinases Erk1/2 and NF-κβ), causing a series of changes leading to increased DNA transcription, synaptic maturation, a consequent increase in levels of growth factor proteins (such as nerve growth factor and brain-derived neurotrophic factor), an inhibition of programmed cell-death and a reduction of β amyloid.

This myriad of events is orchestrated by PKCε, and prompts a number of secondary events occurring in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKCε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse), which spines may be important in memory. Their genesis in these neurons is responsible for the formation of new synapses.

The central role of PKCε activation in these dynamic events does not contradict the amyloid hypotheses for AD, but offers an alternative target for therapeutic intervention which could prevent the formation of tangles and plaque.

8 Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

9 Based on unpublished BRNI research.

Decreased amyloid formation from PKCε activation results from an increase in the rate of Aβ degradation by ECE (endothelin converting enzyme) and induction of αsecretase cleavage of amyloid precursor protein (the precursor molecule to Aβ) through phosphorylation of an enzyme known as Erk. In rodent models genetically predisposed to forming large amounts of amyloid deposits in their brains, PKCε activation was found to interrupt the ongoing formation of amyloid, suggesting that this approach may delay the progression of AD.

The key to BRNI’s innovation in this area has been in identifying highly potent drug prototypes that at low concentrations cause the specific and transient activation of PKCε, without interacting with the other isozyme variants of PKC whose inactivation would negate the synaptogenic properties of the e isoform.

Testing PKCε Activation in Humans

The basic drug mechanism invoking PKCε activation for neuronal regeneration has never been evaluated in man for any drug class or therapeutic application. We believe that the research in this field as described above is an ideal platform for testing this approach in human subjects.

We have licensed a body of biomedical research from BRNI that is comprised of new methods and drug prototypes designed to stimulate neuronal regeneration. For additional information, see “Business – Intellectual Property – Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and learning disorders.

Drug Prototypes That Treat AD through Regeneration

BRNI has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCε. Representative structures of bryostatin and a lead PUFA analog are shown in Figure 7.

Figure 7. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCε10

Ki values = effective concentration of the drug in achieving 50% activation of PKCε

These molecules activate PKCε by binding to two different and distinct active sites on the enzyme. The natural ligands that bind to these sites are diacylglycerol and phosphatidylserine. Bryostatin acts as a mimetic (mimic) for diacylglycerol by binding to the diacylglycerol site and, similarly, the PUFA analogs act as mimetics for phosphatidylserine by binding to the phosphatidylserine site.

Part of the hierarchal array of in vitro and in vivo tests useful in optimizing the potency of our potential drug prototypes is displayed in Figure 8.

10 Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “ Neuroprotective versus Tumorigenic protein kinase C activators”

Figure 8. Optimization of PKCε Activation Effects in Lead Drug Candidates: Array of in vitro and in vivo Test Models11

Bryostatin

Our lead product candidate is bryostatin. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Bryostatin is a PKCα and e activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,400 patients at the NCI for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials.

It was discovered that at a much lower dose than what was used in these anticancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. As described above, activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

The NCI has entered into a material transfer agreement with BRNI to provide the bryostatin required for pre-clinical research as well as the Phase 2 clinical trials planned by the Company. The clinical material transfer agreement specifies that BRNI retains all of the bryostatin intellectual property. Our license agreement with BRNI (see “Business – Intellectual Property – Technology License and Services Agreement”) permits our access to new bryostatin clinical trial data and information held by the NCI, as well as past clinical, safety and toxicity data compiled by the NCI during the time this drug was being evaluated for its anticancer properties. See Item 1A, “Risk Factors—We are dependent upon the NCI to supply bryostatin for our clinical trials.”

BRNI previously conducted an exploratory evaluation of bryostatin on a compassionate use basis in AD patients who have an inherited form of AD, frequently called familial AD, under an FDA-approved study protocol. Familial AD results from one of four major mutations in the genome, and this mutation is passed on from generation to generation within a family that carries the defective gene. The tragic consequence of familial AD is that it strikes its victims at an early age, often while they are in their twenties. The aggressive progression of familial AD can render these patients in the terminal stages of AD in their late 30s and early 40s.

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

11 Based on unpublished BRNI research.

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

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at BRNI and evaluated for their PKCε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKCε at a different site. We believe the PUFA analogs represent a potential source for follow-on drug candidates. PKCε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we would plan to advance a drug prototype from this chemical family.

Other Potential Products

We may acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

Discontinued Research

We had planned to develop two other lines of research related to learning and memory disorders: (i) drug prototypes that activate or inhibit the enzyme carbonic anhydrase to modulate the attention status of animals, which may have had applications for attention deficit disorder and post-traumatic stress disorder, and (ii) generalizing the application of a blood-brain-barrier delivery system to a variety of drugs through a contract research service to be offered to other pharmaceutical companies seeking to improve the penetration of their drug prototypes into the brain.

We have decided, however, to focus our efforts on neurodegenerative diseases, which are the most advanced programs in our portfolio, and therefore will not be pursuing either the drug candidate for activating carbonic anhydrase or the blood-brain-barrier delivery system.

We also relinquished rights to the AD diagnostic system under the terms of the February 2015 SOW (see below).

February 2015 SOW and November 2015 SOW

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

Under the February 2015 SOW, Neurotrope BioScience also agreed to pay BRNI two million four hundred thousand dollars ($2,400,000) in service fees and other amounts payable at a rate of two hundred thousand dollars ($200,000) per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first six hundred thousand dollars ($600,000) of payments satisfy certain outstanding amounts owed to BRNI. In consideration for the February 2015 SOW, in addition to the terms described above, BRNI also agreed to (a) use commercially reasonable efforts to enroll, at no cost to Neurotrope BioScience, at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the February 2015 SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, along with various other terms and conditions, (f) conduct initial research on PUFA derivatives for the purpose of developing a commercially usable PKCε activator and (g) provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKCε activator. Furthermore, BRNI agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage. In order for BRNI to perform certain of the services described in (c) above, Neurotrope BioScience reimbursed a third party for services BRNI received from such third party in the amount of $150,000 in connection with BRNI’s former diagnostic trial program with such third party.

Neurotrope Bioscience entered into a new Statement of Work Agreement on November 12, 2015 (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015. Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay BRNI one million one hundred sixty-six thousand six hundred sixty-six dollars ($1,166,666) in service fees payable in the amount of eighty-three thousand three hundred thirty-three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement will satisfy Neurotrope Bioscience’s obligations to reimburse BRNI pursuant to Section 5.6 of the BRNI License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which BRNI may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. BRNI shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. In addition, under the terms of the November 2015 SOW Agreement, BRNI may enroll one (1) additional compassionate use, in addition to the compassionate use patient currently enrolled, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the November 2015 SOW Agreement term, and the payments set forth above, shall satisfy any and all of Neurotrope Bioscience’s obligation whatsoever to BRNI or to any other third party for costs incurred or to be incurred by BRNI relating to such trials. Neurotrope Bioscience and BRNI shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by BRNI without the consent of Neurotrope Bioscience.

Services Agreement

On October 9, 2015, Neurotrope BioScience, our wholly-owned subsidiary, executed a Services Agreement with Worldwide Clinical Trials, Inc., or WCT, effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD. Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial is designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients. Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

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

Pursuant to the terms of the November 12, 2015 amendment to the BRNI License, Neurotrope Bioscience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fee Proceeds received at such closing. In addition, the amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

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

The BRNI License further requires us to pay BRNI (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a $25 million round of financing, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License.

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

•	therapies based on bryostatin and PUFA chemical families; and

•	methods for treating AD.

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

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize either the AD diagnostic system or the PKCε activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. See the Risk Factors captioned “Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.” under “Risk Factors”.

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

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

•	preclinical laboratory and animal tests;

•	submission of an IND, which must become effective before human clinical trials may begin;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use;

•	pre-approval inspection of manufacturing facilities and selected clinical investigators;

•	submission of a New Drug Application (“NDA”) to the FDA; and

•	FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility).

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Furthermore, an independent institutional review board for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center.

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

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under applicable laws and FDA regulations, each NDA submitted for FDA approval is usually given an internal administrative review within 45 to 60 days following submission of the NDA. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established internal substantive review goals of six months for priority NDAs (for drugs addressing serious or life threatening conditions for which there is an unmet medical need) and ten months for regular NDAs. The FDA, however, is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, is not typically an actual approval, but an “action letter” that describes additional work that must be done before the NDA can be approved. The FDA’s review of an NDA may involve review and recommendations by an independent FDA advisory committee. The FDA may deny approval of an NDA or an NDA supplement if the applicable regulatory criteria are not satisfied, or it may require additional clinical data and/or an additional pivotal phase 3 clinical trial. Even if such data are submitted, the FDA may ultimately decide that the NDA or NDA supplement does not satisfy the criteria for approval.

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

In addition, once our products are marketed commercially, we will have to comply with the various laws relating to the Medicare, Medicaid and other federal healthcare programs. These federal laws include, by way of example, the following:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including, among other things, the payment or receipt of remuneration for the referral of patients whose care or services will be paid by Medicare or other governmental programs;

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•	The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

•	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts; and

•	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal health care programs to report certain payments and items of value given to physicians and teaching hospitals.

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

Employees

As of the date of this report, we have four full-time personnel. They are: a President and Chief Executive Officer, an Executive Vice President and Chief Financial Officer, a Vice President—Regulatory Affairs and a Director of Clinical Operations. We have no part-time employees.

We plan to hire several additional employees within the next twelve months whose principal responsibilities will be the support of our clinical development activities, including a Chief Medical Officer.

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

As of December 31, 2015, we had approximately $11.2 million of available cash and cash equivalents. We are currently reviewing our current operating plans, and we will require additional capital. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. Any equity financing at a price below the then current conversion price of our Series B Stock will result in an adjustment to the conversion ratio, applicable to such securities, resulting in the issuance of additional shares of our common stock upon the conversion of our Series B Stock, which would further dilute our other stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

We cannot guarantee that we will continue as a going concern because we have not yet been successful in establishing profitable operations.

We received a report from our independent registered public accounting firm on our financial statements for fiscal years ended December 31, 2015 and 2014, which contained emphasis of matter language indicating substantial doubt about the Company’s ability to continue as a going concern. In addition, and consistent with 2014, the footnotes to our financial statements contained in this report list factors, including substantial losses, substantial contractual commitments, and failure to generate revenues, which raise substantial doubt about our ability to continue as a going concern.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing a drug, bryostatin, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since our principal product candidate (bryostatin to treat AD) is in Phase 2 of development. Our other product candidates (use of bryostatin to treat Niemann Pick Type-C and Fragile X Syndrome) are even earlier in their development cycles. Bryostatin is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize bryostatin in a timely manner for the treatment of AD or other diseases. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

If the BRNI License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin, is, in part, dependent upon the BRNI License. BRNI has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the BRNI License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of BRNI. For additional information regarding the BRNI License, see “Business – Intellectual Property – Technology License and Services Agreement.” If the BRNI License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We currently rely on BRNI, and may also rely on other independent third-party contract research organizations, to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The BRNI License requires us to use BRNI to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The BRNI License limits our ability to make certain decisions, including those relating to our drug candidate, without BRNI’s consent. See “Business – Intellectual Property – Technology License and Services Agreement.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations, or a CRO, to perform clinical and non-clinical studies of our drug candidate. Many important aspects of the services that may be performed for us by CROs would be out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

Our drug product, bryostatin, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI, Neurotrope BioScience was incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with BRNI and NRV II, LLC for the continuing development and commercialization of our product candidates, and, therefore, we have a limited operating history. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., bryostatin to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

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

Our ability to generate revenues depends upon many factors, including our ability to complete our currently planned clinical study and development of our proposed products, our ability to obtain necessary regulatory approvals for our proposed products and our ability to successfully commercialize market and sell our products. We have not generated any revenues since we began operations on October 31, 2012. We expect to incur significant operating losses over the next several years. If we do not generate revenues, do not achieve profitability and do not have other sources of financing for our business, we will likely need to curtail or cease our development plans and operations, which could cause investors to lose the entire amount of their investment.

Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.

Pursuant to the BRNI License, we have obtained rights to certain patents owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012. For additional information regarding the BRNI License, see “Business – Intellectual Property – Technology License and Services Agreement.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

Changes in our ownership could limit our ability to utilize net operating loss carryforwards.

As of December 31, 2015 we had aggregate federal and state net operating loss carryforwards of approximately $22.4 million, which begin to expire in fiscal 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the BRNI License, BRNI has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse BRNI for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the BRNI License, see “Business – Intellectual Property – Technology License and Services Agreement.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

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

We are dependent on Charles S. Ramat, our President and Chief Executive Officer for the successful execution of our business plan. The loss of Mr. Ramat or other key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent on Charles S. Ramat, our President and Chief Executive Officer. We are dependent on Charles S. Ramat’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Charles S. Ramat or other key members of our management team or our Board of Directors’ ability to identify and hire key talent could have a material adverse effect on our business prospects, financial condition and results of operations.

If we are unable to hire additional qualified personnel, our business prospects may suffer.

Our success and achievement of our business plans depend upon our ability to recruit, hire, train and retain other highly qualified technical and managerial personnel. Competition for qualified employees among pharmaceutical and biotechnology companies is intense, and the loss of any of such persons, such as the recent departure of Neurotrope BioScience, Inc.’s Executive Vice President, Development or an inability to attract, retain and motivate any additional highly skilled employees required for the implementation of our business plans and activities could have a material adverse effect on us. Our inability to attract and retain the necessary technical and managerial personnel and consultants and scientific and/or regulatory consultants and advisors could have a material adverse effect on our business prospects, financial condition and results of operations.

We may not be able to in-license or acquire new development-stage products or technologies.

Our product commercialization strategy relies, to some extent, on our ability to in-license or acquire product formulation techniques, new chemical entities, or related know-how that has proprietary protection. If resources permit, we may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. The acquisition of products requires the identification of appropriate candidates, negotiation of terms of acquisition, and financing for the acquisition and integration of the candidates into our portfolio. Failure to accomplish any of these tasks may diminish our growth rate and adversely alter our competitive position.

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

If we are unable to engage contract manufacturers or suppliers to manufacture or package our products, or if we are unable to contract for a sufficient supply of required products and substances on acceptable terms, or if we encounter delays or difficulties in our relationships with these manufacturers, or with a regulatory agency, then the submission of products for regulatory approval and subsequent sales of such products would be delayed. Any such delay may have a material adverse effect on our business prospects, financial condition and results of operations.

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

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat or diagnose AD. We believe that others are doing research on Fragile X Syndrome and Niemann Pick disease. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. The absolute determination of AD in patients is currently achieved only upon autopsy. We believe we are the only company currently pursuing PKCε activation as a mechanism to treat AD and neurodegenerative diseases. Although we believe that we have no direct competitors working in this same field on product candidates using the same mechanism of action, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OTC Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 12,500 shares during the 90-day period ended February 24, 2016. We do not currently and may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	that the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and

•	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

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

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	additions or departures of key personnel;

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	sales of our common stock or other securities in the open market or in any publicized transaction;

•	changes in our industry;

•	regulatory and economic developments, including our ability to obtain working capital financing;

•	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

•	on August 29, 2014, we filed a Registration Statement on Form 8-A with the SEC, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

•	on April 8, 2015, we filed a Post-Effective Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333- 200664), which became effective on May 11, 2015. Potential and actual sales of our common stock by our present stockholders pursuant to such Registration Statement may have a depressive effect on the price of our common stock in the marketplace;

•	on January 20, 2016, we filed a Prospectus pursuant to Rule 424(b)(3) under the Securities Act of 1933. Potential and actual sales of our common stock by our present stockholders pursuant to such Prospectus may have a depressive effect on the price of our common stock in the marketplace;

•	our ability to execute our business plan;

•	other events or factors, many of which are beyond our control; and

•	announcement of clinical trial results.

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

If securities analysts do not initiate coverage or continue to cover our common stock or if they publish unfavorable research or reports about our business, there could be a negative impact on the market price of our common stock.

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

The conversion of our issued and outstanding shares of Series B Stock will have the effect of diluting the voting power of existing common stockholders.

The conversion of shares of our Series B Stock could have the effect of changing or preventing a change of control of us and will dilute your interests. Our authorized capital stock includes 50,000,000 shares of preferred stock, of which 333,333 shares are designated as Series B Stock. Currently, our Series B Stock converts into common stock on a one-hundred-for-one basis. However, each one-hundredth share of our Series B Stock will convert into more than one share of our common stock in the event that we sell certain securities of the Company at a price per share that is less than the conversion price, which is currently set at $0.60 per share. The 45-day average price per share of our common stock for the 45-day time period ended February 24, 2016 and the 90-day average price per share of our common stock for the 90-day time period ended February 24, 2016 were $0.42 and $0.46 respectively. On February 24, 2016, the last reported sales price for our common stock was $0.41 per share.

The effects of the conversion of shares of our Series B Stock upon the rights of our common stockholders might include, among other things, restricting dividends on our common stock, diluting the voting power of our common stockholders, reducing the market price of our common stock, or impairing the liquidation rights of our common stock.

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

BRNI, through its affiliate Neurosciences Research Ventures, Inc., or NRV, owns 9,025,000 shares of our common stock and options to purchase 1,662,500 shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 21.7% of our common stock as of February 24, 2016. Additionally, pursuant to a certain letter agreement dated November 12, 2015 between the Company and NRV, NRV has the right to nominate two representatives for election to our Board of Directors. Pursuant to this right, William S. Singer and James Gottlieb are members of our Board of Directors. As a result of the foregoing, BRNI and NRV are able to exercise substantial influence over our business, policies and practices.

In addition, Dr. Daniel Alkon, our Chief Scientific Officer, founding Scientific Director of BRNI and the Toyota Chair in Neuroscience at BRNI, owns 950,000 shares of our common stock and options to purchase 175,000 shares of our common stock. In the aggregate, such securities represented beneficial ownership of approximately 2.3% of our common stock as of February 24, 2016.

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

The 9,000 square foot BRNI lab that serves as the base of operations for the research related to our drug platform is located on the campus of John Hopkins University in Rockville, Maryland. We do not lease space in this laboratory; rather, BRNI provides services to us from this lab pursuant to arrangements entered into between us and BRNI under the BRNI License, for which we compensate BRNI.

Item 3. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in any litigation matters that may arise from time to time that may harm business.

There are currently no pending legal proceedings that we believe will have, either individually or in the aggregate, a material adverse effect on our business, financial condition or operating results. As far as we are aware, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock is currently eligible for quotation and trades on the OTC Market under the symbol “NTRP.” On February 24, 2016, the last reported sale price for our common stock was $0.41 per share. There has been very limited trading in our common stock to date.

As of February 24, 2016, we had 49,172,851 shares of our common stock issued and outstanding held by 215 stockholders of record. To date, we have not paid dividends on our common stock.

As of February 24, 2016, we also had the following securities outstanding:

•	262,349.4 shares of our Series B Stock held by 146 stockholders of record, convertible at any time into shares of our common stock. Our Series B Stock currently converts into our common stock on a one-hundred-for-one basis, but is subject to adjustment in certain circumstances as provided in the rights and designations of the Series B Stock, including upon the sale of certain securities at a price less than the current conversion price.

•	26,234,940 Series A warrants to purchase shares of our common stock at an exercise price of $0.80 per share with an expiration date five years from the date of issuance.

•	26,234,940 Series B warrants to purchase shares of our common stock at an exercise price of $0.80 per share with an expiration date of one year from the date of issuance.

•	26,234,940 Series C warrants to purchase shares of our common stock at an exercise price of $1.25 per share with an expiration date of five years from the issuance date.

•	26,234,940 Series D warrants, which are contingent upon the exercise of the Series B warrants, to purchase shares of our common stock at an exercise price of $1.00 per share with an expiration date that is five years from the date of the initial exercise of the Series B warrants.

•	26,234,940 Series E warrants, which are contingent upon the exercise of the Series C warrants, to purchase shares of our common stock at an exercise price of $1.50 per share with an expiration date that is five years from the date of the initial exercise of the Series C warrants.

•	32,116 placement agent warrants to purchase shares of our common stock at an exercise price of $0.01 per share, which reflects the exercise of 331,340 placement agent warrants.

•	1,090,370 placement agent warrants to purchase shares of our common stock at an exercise price of $0.60 per share.

•	1,153,000 placement agent warrants to purchase shares of our common stock at an exercise price of $1.50 per share, subject to adjustment to $0.80 per share upon the exercise of all Series A Warrants or all Series B Warrants.

•	Placement agent warrants to purchase 1,375,432 shares of our common stock, subject to adjustment in certain circumstances as provided therein, of which, 50,432 have an exercise price of $0.01 per share and 1,325,000 have an exercise price of $1.00.

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

Period	High	Low
Quarter ended March 31, 2014	$2.80	1.47
Quarter ended June 30, 2014	1.98	1.25
Quarter ended September 30, 2014	1.70	0.50
Quarter ended December 31, 2014	1.22	0.51
Quarter ended March 31, 2015	1.45	0.89
Quarter ended June 30, 2015	1.29	0.63
Quarter ended September 30, 2015	0.97	0.60
Quarter ending December 31, 2015	0.80	0.42

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

Unregistered Sales of Securities

None.

ITEM 6. Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became Neurotrope, Inc.’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience Common Stock was converted into shares of the Company’s common stock on a one-for-one basis, and all of the outstanding shares of Neurotrope BioScience Series A Stock were converted into shares of our Series A Stock, in each case on a one-for-one basis. As the result of the Reverse Merger and the change in business and operations of the Company, from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of Alzheimer’s disease, or AD, a discussion of the past financial results of Neurotrope, Inc. (i.e., while operating as BlueFlash Communications, Inc.) is not pertinent, and under applicable accounting principles, the historical financial results of Neurotrope BioScience, the accounting acquirer, prior to the Reverse Merger, are considered our historical financial results.

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2015 and 2014 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in financial statements. All such adjustments are of a normal recurring nature.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through December 31, 2015 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute, or BRNI, and its affiliate, NRV II, LLC pursuant to the Amended and Restated Technology License and Services Agreement, or BRNI License, entered into on February 4, 2015 and amended on November 12, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not realized any revenues from its operations.

The BRNI License further amended and restated that certain Technology License and Services Agreement executed as of October 31, 2012, which was previously amended by Amendment No. 1 to the Technology License and Services Agreement as of August 21, 2013.

Pursuant to the BRNI License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the BRNI License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic and diagnostic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the BRNI License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License. Furthermore, on July 10, 2015 under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted to BRNI. See Note 6 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report.

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

Under the BRNI License, BRNI and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by BRNI pursuant to a statement of work that the parties enter into pursuant to the BRNI License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by BRNI not pursuant to a statement of work (the “Jointly Owned Data”). BRNI has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the BRNI License or following any expiration of the BRNI License other than an expiration that is the result of a breach by Neurotrope BioScience of the BRNI License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”), provided, however, BRNI may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the BRNI License. Also, BRNI granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain BRNI data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the BRNI License.

The BRNI License further requires us to pay BRNI (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a $25 million round of financing, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the BRNI License.

On November 12, 2015, we entered into an amendment to the BRNI License. The amendment eliminates the requirement that Neurotrope Bioscience pay BRNI prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope Bioscience in any financing prior to a public offering and provides that Neurotrope Bioscience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fee Proceeds received at such closing. In addition, the amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

The term of the BRNI License continues until the later of the date (i) the last of the licensed patents expires, is abandoned or is declared unenforceable or invalid (in each case, determined in accordance with the BRNI License) and (ii) the last of the licensed technology enters the public domain. Either party has the right to terminate the BRNI License after 30 days prior notice in certain circumstances, including if either party were to materially breach any provisions of the BRNI License and does not cure such material breach within 60-days from notice of such material breach from the non-breaching party, for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings or upon the termination of a certain Stockholders Agreement dated August 23, 2013, with respect to us. The Stockholders Agreement was subsequently terminated on November 12, 2015 and replaced with a letter agreement – see “Directors, Executive Officers, Promoters and Control Persons – Directors and Executive Officers.”

Concurrently with the November 12, 2015 amendment to the BRNI License, Neurotrope Bioscience entered into a new Statement of Work Agreement pursuant to the BRNI License Agreement (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015.

Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay BRNI one million one hundred sixty-six thousand six hundred sixty-six dollars ($1,166,666) in service fees payable in the amount of eighty-three thousand three hundred thirty-three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement will satisfy Neurotrope Bioscience’s obligations to reimburse BRNI pursuant to Section 5.6 of the BRNI License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which BRNI may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. BRNI shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope Bioscience (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. In addition, under the terms of the November 2015 SOW Agreement, BRNI may enroll one additional compassionate use, in addition to the compassionate use patient currently enrolled, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the November 2015 SOW Agreement term, and the payments set forth above, shall satisfy any and all of Neurotrope Bioscience’s obligation whatsoever to BRNI or to any other third party for costs incurred or to be incurred by BRNI relating to such trials. Neurotrope Bioscience and BRNI shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by BRNI without the consent of Neurotrope Bioscience.

On May 12, 2014, we entered into a license agreement (the “Stanford Agreement”), with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, we paid a $60,000 license initiation fee to Stanford. We currently pay Stanford a $10,000 annual license maintenance fee, and will pay milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, as well as low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

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

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement, or the “Mount Sinai Agreement”, with the Icahn School of Medicine at Mount Sinai, or Mount Sinai. Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (i) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patent rights, as well as in certain test results and data, and (ii) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information. The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer for sale the Mount Sinai licensed products relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCε, which includes Niemann-Pick C Disease. Pursuant to the Mount Sinai Agreement, Neurotrope BioScience paid $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience paid Mount Sinai the current $10,000 annual license maintenance fee which will continue to be paid until minimum royalty payments are due, and will pay milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a licensed product in the United States and other jurisdictions, as well as (a) low single-digit royalties on net sales of the Mount Sinai licensed products, and (b) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. Each party has the right to terminate the Mount Sinai Agreement for an uncured material breach of the other party. Additionally, Neurotrope BioScience may terminate the Mount Sinai Agreement at any time upon 60 days written notice to Mount Sinai. Further, upon termination, Neurotrope BioScience may continue to sell any and all Mount Sinai licensed products, provided that Neurotrope BioScience will pay Mount Sinai a reduced royalty for Mount Sinai licensed products that are indicated as therapeutics or diagnostics for Niemann Pick disease which are sold following termination of the Mount Sinai Agreement.

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by BRNI. BRNI transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKCε with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced that preliminary assessment of PKCε levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and there was no measurable improvement in cognition in this mildly impaired patient population.

Following on these results, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc., or WCT, effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s Disease, or the Study. Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial is designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients. Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice.

Recent Events

In the November 2015 Private Placement, we sold 26,234,940 units at $0.60 per unit, with each unit consisting of 1/110th of one share of Series B Stock together with Series A through Series E warrants to purchase common stock, and certain placement agent warrants, resulting in gross proceeds of $15,640,963. The total number of units sold includes 166,667 units granted to Dr. Abeles as compensation for his services as a consultant to the Company, which accounts for $100,000 that is not included in our calculation of gross proceeds. The private placement was completed in two closings, which took place on November 13, 2015 and November 30, 2015. In connection with this private placement, effective as of November 13, 2015, the holders of all 16,656,894 shares of our Series A Stock converted their shares into 19,864,971 shares of our common stock, which included 3,208,077 shares of our common stock issued in accordance with anti-dilution rights of the Series A Stock.

Going Concern

As shown in the consolidated financial statements contained in this report, we have generated no revenues to date, have incurred substantial losses, and have substantial contractual commitments pursuant to various agreements to which we are a party including costs associated with our ongoing Phase 2b clinical trial.

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

The audited condensed consolidated financial statements contained in this report do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should we be unable to continue as a going concern.

Strategy

One of the central tenets of BRNI’s and our research and development is the belief that the neurodegeneration underlying these neurological diseases can be halted or reversed. We believe that the process of halting and reversing neurodegeneration may be achieved by an improvement in nerve cell viability and synaptic function through activation of an enzyme called PKC. This enzyme is actually a super family of isozymes (α, β, γ, δ, ε…) which have different activities in different tissues. The PKCε variant has a very high concentration in the synapses of neurons, suggesting it plays a role in maintaining synaptic function. Deficient activity or low concentrations of PKCε in aging subjects is proposed by BRNI to be one of the primary causes of the neurodegeneration seen in AD. Through a variety of the latest biomedical techniques and animal models developed to map and quantify neuroregeneration, BRNI has established a central role for PKCε in re-modeling or restoring synaptic function in both healthy and diseased neurons in the central nervous system. In contrast to the industry’s historic focus on product candidates relating to either removal of amyloid plaque or Tau pathology in the brain, which have collectively resulted in numerous, failed clinical trials, Neurotrope is following a new and novel approach to AD drug development. Specifically, research conducted in animal models by the Company’s Chief Scientific Officer, Dr. Dan Alkon, of the Blanchette Rockefeller Neurosciences Institute, showed that PKCε, when stimulated, initiated a cascade of enzymatic events, ultimately improved synaptic function, increased vital neurotropic factors and induced formation of new synapses. The stimulation of PKCε is far upstream from the formation of plaques and tangles, which may be considered pathologic markers of AD, rather than causes. As a potent modulator of PKCε at low dose levels, bryostatin has been shown to stimulate this key enzyme in our animal models, thus showing potential promise in restoring memory and learning function.

Our lead product candidate in the Neurotrope armamentarium is bryostatin. This drug has previously been evaluated in over 1,400 patients at the National Cancer Institute, or NCI, for the treatment of various forms of cancer. While bryostatin did not show sufficient anti-cancer effects to warrant commercialization of the compound, much useful information on the safety, pharmacodynamics, and toxicity of the drug was gleaned from these human trials. The NCI has allowed BRNI access to the valuable chemical, animal and human data from its cancer studies, to which we, in turn, have access under the BRNI License to be used in our own research and regulatory programs.

It was discovered by BRNI that at a much lower dose than that which was used in these anti-cancer trials, bryostatin is a potent activator of PKCε and thus may have efficacy in treating AD.

In addition, BRNI is conducting an expanded access program of Bryostatin-1 in patients with advanced AD. The purpose of the program is to provide experimental care to patients and to gain experience in understanding dosing, safety and efficacy of the drug in these patients. In this program, patients receive the drug, with informed consent, under the supervision of licensed physicians who are experts in the care of patients with advanced dementia. Treating physicians monitor safety and clinical outcomes. Thus far, four patients with advanced AD have been treated, three of which were treated under an Investigational New Drug Application, IND, cleared by the FDA which is held by BRNI. One of these patients, who had familiar AD, has died, but the death was not drug-related. The study for another one of these patients has concluded after almost one year on the protocol. A fourth patient has recently commenced treatment. On the basis of communication from caregivers and treating physicians, BRNI, with our support, has decided to enroll one additional patient in the extended access program. We are providing limited funding and personnel support under the terms of our agreement with BRNI for the modest expansion of this clinical effort in AD in the 2015 to 2016 timeframe. It is essential to note that this study is an open label study with no placebo control. We recognize that this study does not meet accepted scientific standards of a rigorous double blind placebo controlled clinical trial and does not provide rigorous data regarding safety and efficacy. Therefore, information derived from this program is purely anecdotal and cannot be used to support any scientific claims regarding either safety or efficacy.

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from BRNI and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. We license intellectual property from BRNI relating to Fragile X Syndrome (“FXS”). FXS is the most common cause of inherited intellectual disability and the most common known genetic cause of autism or autism spectrum disorders. Symptoms of FXS include a range from learning disabilities to more severe cognitive or intellectual disabilities. Delays in speech and language development are common, as are a variety of physical and behavioral characteristics. FXS is caused by a “full mutation” of the FMR1 Gene. There are approximately 135,000 Fragile X Syndrome patients in the United States and a similar number in Europe. Neurotrope BioScience receives support from the FRAXA Research Foundation, Inc. (“FRAXA”) to fund a pre-clinical Fragile X Syndrome (“FXS”) behavior study for bryostatin at FRAXA’s purpose built laboratory located at the University of Chile in Santiago, Chile. FRAXA will provide full funding for a preclinical study to evaluate the behavioral effects of bryostatin-1 in a FXS mouse model. We have formed an experienced clinical advisory board to assist us with the first protocol for a planned Phase 2a study in approximately 20 to 30 patients. We expect to complete the first clinical trial, depending upon our resources, by the end of 2016. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment of Fragile X Syndrome.

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

Neurotrope Bioscience presented the findings of an in vitro study of bryostatin’s effects on Niemann Pick Type C1 cells, or NPC1 cells at the annual Michael, Marcia & Christa Parseghian Scientific Conference for Niemann-Pick Type C research at the University of Notre Dame in June 2015. The presentation reported the results of in vitro studies of three PKC activators, bryostatin, DCPLA and diazoxide, on their ability to correct the cholesterol transport defect in NPC1 cells. The studies, conducted at Mt. Sinai, in conjunction with Neurotrope, concluded that all three PKC activators were able to induce clearance of cholesterol from NPC1 cells to varying degrees and at different drug concentrations. The study demonstrated that bryostatin was the most potent compound showing statistically significant activity at the nanomolar concentration. A second patient cell line with a completely distinct NPC1 genotype was also tested with similar results. In vivo studies are currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model of Niemann-Pick Type C. We are working towards completion of the necessary pre-clinical work in order to obtain FDA approval of an IND, or investigational new drug application. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Following the conference, the Company announced in June 2015 that Neurotrope Bioscience would conduct an additional preclinical study, in collaboration with a leading research institution, to examine the effect of bryostatin in Niemann-Pick Type C mice (“NP-C Mice”). The study is being funded by several family foundations under the auspices of SOAR-NPC. This planned study will examine the effects of various dosing regimens of bryostatin in NP-C Mice over a brief treatment period. Specifically, the in vivo study will seek to confirm previous in vitro studies that suggest bryostatin may be effective in correcting the cholesterol transport defect in NP-C. The Company expects the results of the study to be available during 2016. This study is designed to examine the ability of bryostatin treatment to remove cholesterol from the brain which is believed to be critical for an effective therapy of NP-C.

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

Results of Operations

Comparison of the Years ended December 31, 2015 and December 31, 2014

Revenues

We did not generate any revenues for the years ended December 31, 2015 and 2014.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2015 were $9,445,757 versus $9,267,120 for the year ended December 31, 2014, an increase of approximately 2%. The slight decrease in operating expenses is due primarily to the acceleration of product research and development activities relating to its collaboration with BRNI for treatment of neurodegenerative diseases offset by a decrease in expenses associated with discontinuing the diagnostic product development in 2015, and by a decrease in general and administrative and non-cash stock-based compensation expenses.

Research and Development Expenses

	Year ended December 31, 2015				Year ended December 31, 2014
	Therapeutic	Diagnostic	Patents & Licenses	Total	Therapeutic	Diagnostic	Patents & Licenses	Total
Related Party (BRNI)	NA	NA	NA	$2,023,595	$789,172	$1,096,984	$337,487	$2,223,643
Non-Related Party	$2,083,961	$50,183	$46,119	$2,180,263	$1,183,534	$0	$59,172	$1,242,706
Total	$2,083,961	$50,183	$46,119	$4,203,858	$1,972,706	$1,096,984	$396,659	$3,466,349

For the year ended December 31, 2015, we incurred $2,023,595 of research and development – related party expenses versus $2,223,643 for the year ended December 31, 2014. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic under the terms of the February 2015 SOW. We paid a flat fee of $200,000 per month through September 30, 2015 and $166,667 for the remainder of 2015 pursuant to the November 12, 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio, and incurred $41,047 separately for certain expenses relating to analytical testing and consulting fees.

For the year ended December 31, 2015, we incurred $2,180,263 in research and development expenses with non-related parties versus $1,242,706 for the year ended December 31, 2014, an increase of approximately 75%. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the year ended December 31, 2015, $1,896,779 related to conducting our AD Phase 2a clinical trial and related production, inventory management and storing of drug product versus $997,834 for the comparable 2014 period, $182,880 related to clinical consulting services versus $185,700 for the comparable 2014 period, $46,119 related to licensing payment amortization relating to the Stanford and Mount Sinai license agreements versus $59,172 for the comparable 2014 period, $36,484 related to orphan drug development costs versus $0 for the comparable 2014 period, and $18,000 related to development of alternative drug supply with Stanford University versus $0 for the comparable 2014 period. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $804,022 and $108,693 for the years ended December 31, 2015 and 2014, respectively. Of these amounts, for the year ended December 31, 2015, we incurred $696,022 of prepaid royalty expenses to BRNI pursuant to our November 2015 private placement. Of the total amount due, 50% was paid in 2015 and the remaining 50% is due by December 31, 2016 and is recorded as a related party payable. The remaining amounts of $108,000 and $108,693 for the years ended December 31, 2015 and 2014, respectively, are attributable to the payments to our prior Chairman for services provided to us as a director.

We incurred $3,714,943 and $4,488,415 of other general and administrative expenses for the years ended December 31, 2015 and 2014, respectively, a decrease of approximately 17%. Of the amounts for the years ended December 31, 2015 versus the comparable 2014 period: $2,256,354 was incurred for wages, bonuses, vacation pay, severance, taxes and insurance for five employees plus our Chairman, versus $2,123,189 for six employees for the 2014 comparable period; $583,658 was incurred for ongoing legal expenses versus $691,867; $190,014 was incurred for investor relations services versus $188,310; $219,140 was incurred for insurance versus $104,320; $0 was incurred for outside operations consulting services versus $876,704 based upon the Company either hiring the consultants or completing services provided by such consultants; $130,640 was incurred for travel expenses versus $215,696; $124,679 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $147,635; and $290,955 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to office facilities in New Jersey offset by a credit of $80,497 relating to a settlement of a payable to a service provider versus $80,694.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $175,752 versus $252,868 for the years ended December 31, 2015 and 2014, respectively, in connection with the vesting of stock options, and we incurred $547,182 and $950,795 of non-related party non-cash expenses for vesting of stock options for the years ended December 31, 2015 and 2014, respectively. The decrease is a result of canceling previously issued stock options terminated in 2014 partially offset by the issuance of new stock options during the year ended December 31, 2015.

Other Income

We earned $4,222 of net interest income for the year ended December 31, 2015 versus $13,797 for the year ended December 31, 2014 on funds temporarily deposited in an interest bearing money market account. This decrease is attributable to the reduction in average cash balances.

Net loss and earnings (losses) per share

We incurred losses of $9,441,535 and $9,253,323 for the years ended December 31, 2015 and 2014, respectively. The increased loss was primarily due to our increased research and development activities and prepaid royalty obligations to BRNI during 2015 offset by a decrease in non-cash stock-based compensation expenses. Earnings (losses) per common share including dividends accruable on Series B Stock for 2015 and Series A Stock for 2014 were ($0.36) and ($0.49) for the years ended December 31, 2015 and 2014, respectively. The decrease in loss per share is primarily attributable to the slight increase in our operating loss for the current period partially offset by the increase in the weighted average number of shares.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to the development of our therapeutic products, raising capital, negotiating the BRNI License and, until June 30, 2015, the license we formerly held under the BRNI License Agreement to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of Alzheimer’s disease in humans (the “AD Diagnostic Test”) toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we incurred negative cash flows from operations. As of December 31, 2015, we had an accumulated deficit of $27,724,224 and had working capital of $11,732,280 as compared to working capital of $6,818,242 as of December 31, 2014. The $4,914,038 increase in working capital was attributable to our November 2015 net fund raising of $13,632,546, warrant exercise proceeds of $5,651 and non-cash expenses of $729,294 offset expenditures relating to development of a potential therapeutic and potential former diagnostic product and general and administrative expenses which resulted in a net loss of $9,441,535 and capital expenditures of $11,827 for the year ended December 31, 2015.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of Series A and Series B Stock sold principally to outside investors.

In February 2013, through a private placement, we issued 9,073,300 shares of Series A Stock at $1.00 per share, resulting in gross proceeds of $9,073,300. In connection with the closing of the private placement, we paid a placement agent $882,330. In May 2013, we issued an additional 1,313,325 shares of Series A Stock at $1.00 per share, resulting in gross proceeds of $1,313,325, on which we paid a placement agent $131,332. In August 2013, through an additional private placement, we issued 11,533,375 of Series A Stock at $1.00 per share, resulting in gross proceeds of $11,533,375. In connection with the closing of the August 2013 private placement, we paid a placement agent $1,103,338. Further, Neurotrope BioScience became a wholly-owned subsidiary of a publicly traded company in the Reverse Merger. In October 2013, through an additional private placement, we issued 1,080,000 of Series A Stock at $1.00 per share, resulting in gross proceeds of $1,080,000. In connection with the closing of the private placement, we paid a placement agent $108,000.

On November 13, 2015, we entered into a Securities Purchase Agreement to sell up to 26,234,940 units in a private placement at a per unit purchase price equal to $0.60. Each unit consisted of (i) one one-hundredth share of Series B Stock convertible into one share of our common stock, (ii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date five years from the date of issuance, one share of our common stock (the “Series A Warrant”), (iii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date of one year from the date of issuance, one share of our common stock (the “Series B Warrant”), (iv) one warrant to acquire, at an exercise price of $1.25 per share with an expiration date of five years from the issuance date, one share of our common stock (the “Series C Warrant”), (v) one warrant, which is contingent upon the exercise of the Series B Warrant, to acquire, at an exercise price of $1.00 per share with an expiration date that is five years from the date of the initial exercise of the Series B Warrant, one share of our common stock (the “Series D Warrant”), and (vi) one warrant, which is contingent upon the exercise of the Series C Warrant, to acquire, at an initial exercise price of $1.50 per share with an expiration date that is five years from the date of the initial exercise of the Series C Warrant, one share of our common stock (the “Series E Warrant”, and together with the Series A Warrant, the Series B Warrant, the Series C Warrant and the Series D Warrant, the “Investor Warrants”). The exercise prices of the Investor Warrants are initially subject to full protection for dilutive issuances. The Series A Warrant and Series B Warrant each contain a mandatory exercise right of ours to force exercise of the warrant if our common stock trades at or above $1.50 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). The Series C Warrant contains a mandatory exercise right of the Company to force exercise of the warrant if our common stock trades at or above $2.00 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). In addition, pursuant to the terms of the Securities Purchase Agreement, we may sell, in one additional closing on the same terms and conditions as those contained in the purchase agreement, additional units to one or more buyers (each, an “Additional Investor”), each of which is either (a) an institutional investor that focuses on the biotech industry, (b) an investor of our Series A Stock, (c) any investor investing under $5,000 or (d) any person approved in writing by each of those selling stockholders who are institutional investors and such selling stockholder’s purchase price (together with such selling stockholder’s institutional affiliates) equals or exceeds $1,000,000 (the “Large Buyers”). The Large Buyers also have certain consent rights with respect to any Additional Investor. In connection with the private placement, the holders of our Series A Stock consented to convert their holdings into common stock. The closing of the private placement was subject to customary closing conditions and was completed in two closings, which took place on November 13, 2015 and November 30, 2015. The gross proceeds from the closing of the initial portion of the November 2015 private placement were approximately $15,330,000 and from the second portion of the private placement were $311,000. Net proceeds from the private placement were approximately $13.6 million.

We currently have approximately $10.6 million. These proceeds will be used, for the next 12 months, for corporate overhead of approximately $3.6 million and $7.0 million for the continuing Alzheimer’s disease clinical trial.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2015.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8: Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2015, and December 31, 2014 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A: Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2015. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2015, our management, including our principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Item 9B: Other Information.

None.

PART III

Item 10:  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The size of our Board of Directors is set at seven directors. Executive officers are appointed by the Board of Directors and serve at its pleasure. Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position
Charles S. Ramat	64	Director, President, Chief Executive Officer
Robert Weinstein	55	Chief Financial Officer, Treasurer, Secretary and Executive Vice President
Paul E. Freiman	81	Director and Chairman of the Board
William S. Singer	75	Director; Vice-Chairman of the Board
James Gottlieb	68	Director
Jay M. Haft	80	Director
Susanne Wilke	52	Director

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

The size of our Board of Directors is set at seven directors. Pursuant to the terms of the Merger Agreement (as defined below), the Company’s Board of Directors, as of the date of the closing of the Merger consisted of five (5) members, of whom four (4) members were designated by the controlling stockholders of Neurotrope BioScience prior to the Merger and one (1) other member who was independent (as defined in applicable SEC rules and the rules of The Nasdaq Stock Market). Pursuant to the Merger Agreement, the size of the Board of Directors was increased to seven (7) members, including two additional independent directors, one of whom, Jay Haft, was nominated by Hannah Rose Holdings, LLC (the “HRH Designee”). Pursuant to the Voting Agreement (as defined below), NRV, James New, Northlea Partners LLLP, and Dan Alkon agreed to vote all of the common stock that each beneficially owned in favor of electing the HRH Designee. For the avoidance of doubt, NRV, Northlea Partners LLLP, James New and Dan Alkon agreed to vote their common stock in favor of electing the HRH Designee only at the time of such individual’s initial appointment to the Company’s Board of Directors, and nothing obligated NRV, Northlea Partners LLLP, James New or Dan Alkon to vote in favor of the election of any other individual as an HRH Designee or in favor of the continuing service of the HRH Designee once elected to the Board. The Voting Agreement was terminated on November 12, 2015. See “Certain Relationships and Related Transactions—Voting Agreement” below.

On July 16, 2014, the Board appointed Charles S. Ramat and Paul E. Freiman to serve as Co-Chief Executive Officers, on an interim basis, of the Company and of Neurotrope BioScience. Mr. Freiman has served on the Board since October 18, 2013, and was appointed Co-Chairman of the Board on June 13, 2014. Mr. Ramat was elected to the Board on June 13, 2014, and was immediately appointed Co-Chairman of the Board.

On November 12, 2015, the Company and NRV entered into a letter agreement (the “Letter Agreement”) pursuant to which the Company agreed to take such reasonable actions within its control so that two (2) representatives designated by NRV (the “NRV Designees”) are nominated for election to the board of directors of the Company at each annual meeting of stockholders until such time as the BRNI License is no longer in effect. Furthermore, the Company will use its best efforts to ensure that (i) each NRV Designee is included in the Board’s slate of nominees to the stockholders for each election of directors, and (ii) each NRV Designee is included in the proxy statement for every meeting of the stockholders of the Company called with respect to the election of members of the Board. Subject to applicable law and stock exchange rules, no NRV Designee shall be removed from the Board unless such removal is for cause or requested in writing by NRV. In the event that any NRV Designee shall cease to serve for any reason, NRV shall be entitled to designate such person’s successor and the Board will promptly fill the vacancy with such successor nominee and such designee will serve the remainder of the term of the director whom such designee replaces. Under the Letter Agreement, if an NRV Designee is not appointed or elected to the Board because of such person’s death, disability, disqualification, withdrawal as a nominee or for other reason is unavailable or unable to serve on the Board, NRV is entitled to designate another nominee for such Board seat.

Our Board of Directors is currently comprised of six members: Mr. Haft, who was nominated as the Series A Stock designee prior to the conversion of the Series A Stock; Messrs. Singer and Gottlieb, who are the NRV Designees (as defined below); and Mr. Freiman, Mr. Ramat and Dr. Wilke, who are nominated by the Board of Directors. Executive officers are appointed by the Board of Directors and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Paul E. Freiman –Director and Chairman of the Board of Directors. On July 16, 2014, the Board appointed Mr. Freiman to serve as Co-Chief Executive Officer, on an interim basis, of the Company and of Neurotrope BioScience. On September 12, 2014, Mr. Paul E. Freiman’s appointment as interim Co-Chief Executive Officer terminated and he became the sole Chairman of the Board. Mr. Freiman has extensive pharmaceutical and biotechnology industry operating experience as a board member and Chief Executive Officer of private and publicly-traded companies. Mr. Freiman also currently serves as an independent pharmaceutical and biotechnology industry consultant. He serves as Chairman of Chronix BioMedical, Inc. Since May 2002, he has also been a member of the Board of Directors of NovaBay Pharmaceuticals, Inc. In the past, Mr. Freiman served on the boards of Otsuka America, Inc., and several biotechnology companies based in the United States and Singapore. Prior to his current consulting and board member roles, Mr. Freiman was a partner of Burrill Brasil Investimentos based in Rio de Janiero, Brazil. He also served as President and Chief Executive Officer of Neurobiological Technologies, Inc., as well as a member of its Board of Directors.

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

James Gottlieb – Director. Since 2010 to the present, Mr. Gottlieb has been a partner with Capitol Counsel LLC, where he leads the commerce team. His clients include entities representing a broad range of industries, including healthcare, aviation, telecommunications, e-commerce, oversight and investigations and mergers & acquisitions. Prior to joining Capitol Counsel LLC and based upon his in-depth experience in legislation, oversight and investigations (including with the FDA) and political roles on Capitol Hill, and foundation management, consulting and strategic advisory roles outside of government, Mr. Gottlieb formed Gottlieb Strategic Consulting, a government affairs firm.

In 1977, Mr. Gottlieb served as the chief of staff for Representative Ted Weiss (D-NY) and later the Subcommittee on Human Resources & Government Relations of the House Committee on Government Operations (now Committee on Oversight & Government Reform) from 1983 to 1992, where he directed a wide range of oversight investigation and legislation in health, education, and veterans’ matters. Mr. Gottlieb served as Senator Jay Rockefeller’s chief counsel and staff director for the Senate Committee on Veterans Affairs from 1992-2003. He also served as Senator Rockefeller’s Chief-of-Staff and was responsible for the Senator’s legislative community, economic development and political operations.

Mr. Gottlieb then served as chief management consultant to BRNI as a strategic policy and advocacy advisor and managed the restructuring of this multi-million dollar medical research facility for the study of brain disorders and continued to serve as legal counsel and policy advisor to Senator Rockefeller, BRNI’s Chairman, from 2003 to 2005. He serves as a Board of Directors member of BRNI and serves as Treasurer of Friends of Jay Rockefeller.

Mr. Gottlieb received a B.A. in Business Administration from Michigan State University in 1969, a Master of Education from New York University in 1970 and a law degree from New York Law School in 1974.

Jay M. Haft – Director. From 2005 through his retirement on December 31, 2015, Mr. Haft has been a partner of Columbus Nova, a private investment arm of the Renova Group. Mr. Haft served as Chairman of the Board of Directors of DUSA Pharmaceuticals, Inc., a publicly-traded pharmaceutical company, from 2008 until December 2012, when the company merged with an affiliate of Sun Pharmaceutical Industries, Inc. From 1989 to 1994, he was a senior corporate partner of the law firm of Parker, Duryee, Rosoff and Haft, and was of counsel to that firm from 1994 until 2002. He is currently of counsel to the law firm of Reed Smith LLP. Mr. Haft has served on approximately 30 corporate boards, including his tenure as Chairman of the Executive Committee of Emerson Radio Corporation. He is also active in the non-profit sector as well, particularly in the areas of education and art. Mr. Haft earned his Bachelor’s degree and graduated Phi Beta Kappa from Yale University and earned his law degree from Yale Law School.

Charles S. Ramat –Director, President and Chief Executive Officer. On July 16, 2014, the Board appointed him to serve as Co-Chief Executive Officer, on an interim basis, of the Company and of Neurotrope BioScience. On September 12, 2014, Mr. Ramat’s appointment as interim Co-Chief Executive Officer terminated and he was appointed as our sole President and Chief Executive Officer. Additionally, on September 12, 2014, Mr. Ramat’s appointment as Co-Chairman of the Company’s Board of Directors terminated. Mr. Ramat has been a member of the Board since July 16, 2014. Mr. Ramat, a self-employed consultant, is currently a private investor and has extensive operational and general business experience in several industries including: biotechnology, medical devices, commercial finance, real estate and mobile communications. Until December 2013, Mr. Ramat was a principal investor and consultant to Continental Home Loans, the third largest FHA mortgage originator in New York State, with operations in 22 states and with annual originations and servicing portfolio both in excess of $1 billion. Since 2006, he has developed land, principally 1,000 acres of private gated communities, with a strong emphasis on environmentally friendly practices, in upstate New York. From 2002 to 2005, Mr. Ramat was the President and Chief Executive Officer of Kushner Companies, managing 25,000 apartment units and a commercial portfolio exceeding five million square feet.

From 1988 to 2002, Mr. Ramat was Chairman and Chief Executive Officer of Aris Industries, Inc., a publicly-traded apparel maker. Aris owned and licensed several major apparel brands and Mr. Ramat was active in the Company’s branding effort both domestically and internationally. During this tenure, annual sales rose from under $50 million to more than $400 million. Prior to 1988, Mr. Ramat had acquired various luxury residential buildings in Manhattan where he executed co-op conversions resulting in over $100 million in sales. Also, he was a principal in United Restaurant Corporation which held significant national restaurant franchise rights and a Vice President at Landall Corporation, a publicly-traded real estate development company.

Mr. Ramat has served on various business company boards, philanthropies and trade organizations. Mr. Ramat graduated cum laude with a B.A. from Yeshiva University and earned a Juris Doctor degree from Columbia Law School.

Robert Weinstein – Chief Financial Officer, Executive Vice President, Treasurer and Secretary. Mr. Weinstein joined the Company in June 2013 as its acting Chief Financial Officer. The Company is party to an employment agreement dated as of October 1, 2013, with Mr. Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. He has extensive accounting and finance experience, spanning more than 25 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer.

From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide.

Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

William S. Singer – Director and Vice-Chairman of the Board of Directors. Mr. Singer serves as President of Blanchette Rockefeller Neurosciences Institute (“BRNI”) and is also on its board of directors. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. Since 2006, he also has been the sole proprietor of Singer Consulting LLC, which advises clients on federal legislation. He has been listed in Crain’s Who’s Who in Chicago Business in the 2000, 2001, 2002, 2003, and 2004 editions.

Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayoral office.

Susanne Wilke – Director. Dr. Wilke has years of experience in the biotechnology industry, with a focus on the pharmaceutical, diagnostic and therapeutic fields. Since August 2011, Dr. Wilke has served as President and Chief Executive Officer at CrossBridge International, LLC, an advisory firm she co-founded that specializes in integrating proprietary scientific developments with marketing and financial planning services. From January 2011 through August 2011, Dr. Wilke served as a consultant at The Monitor Group in New York. Her previous employment experience includes positions as Director of Worldwide New Product Assessment for General Medicine and Specialty Pharmaceuticals at Forest Laboratories, as Senior Associate and later Principal at NGN Capital, as Kauffman Fellow in Venture Capital at Schroder Ventures Life Sciences and as Project Leader for Metabolic Diseases at Hoffmann-La-Roche.

Dr. Wilke holds a B.A. in Chemistry from Loyola University, a PhD in Organic Chemistry/Biochemistry and Drug Development from the University of Illinois and an M.B.A. from the Dartmouth Tuck School of Business.

Other Key Personnel and Advisors

Dr. Daniel Alkon – Chief Scientific Officer (Advisor to Neurotrope BioScience). Dr. Alkon has been the founding Scientific Director of BRNI since 1999. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30 year career he became a Medical Director in the U.S. Public Health Service at the NINDS and Chief of the Laboratory of Adaptive Systems. Dr. Alkon occupies the Toyota Chair in Neuroscience at BRNI. In this position, he and his team conduct multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. He is also a Professor at BRNI and a Professor of Neurology at West Virginia University. Dr. Alkon is not an employee of Neurotrope BioScience.

David Crockford – Vice President, Regulatory Affairs of Neurotrope BioScience. Mr. Crockford has more than 30 years of professional experience in the biotechnology and pharmaceutical industries. From March 2005 to December 31, 2013, Mr. Crockford was the Vice President of Clinical and Regulatory Affairs of RegeneRX Biopharmaceuticals, Inc. There, he led the development and obtained marketing approval of 18 drug products, 17 immunodiagnostic tests, and an intraoperative medical device. Mr. Crockford has organized, presented and led discussions in many face-to-face meetings and teleconferences with a variety of Divisions and Centers (CBER, CDER and CDRH) at the FDA. He provided the regulatory strategy and direction and led the clinical development of a regenerative peptide for the treatment of patients with certain ailments including neurodegenerative diseases.

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

Elaine Grenier – Director of Clinical Operations of Neurotrope BioScience. Ms. Grenier has more than 25 years of experience in the pharmaceutical industry, with management responsibility for clinical trials in oncology, cardiovascular, central nervous system and genetic disease indications. Ms. Grenier has served as Head of Clinical Operations of the Company since February 2015. Prior to joining us, Ms. Grenier served as a project manager at various companies, including Infacare Pharmaceutical, Inc. from June 2013 to February 2015, Ockham from November 2012 to May 2013, Covance from June 2011 to May 2012, and again at Infacare Pharmaceutical, Inc. from January 2010 to June 2011. Ms. Grenier participated in globalization of clinical development processes for a prominent pharmaceutical company to achieve uniform research standards across all global subsidiaries, with sensitivity to cultural and organizational differences.  Ms. Grenier has provided management and leadership of multiple functional areas for integrated, comprehensive project oversight for US and international research programs.  Ms. Grenier earned a Bachelor of Science degree from the University of Maryland.

Board of Directors

Our Board of Directors is authorized to consist of seven members and currently consists of six members.

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

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors.” Nevertheless, our Board of Directors has determined that each of Mr. Gottlieb, Mr. Haft and Dr. Wilke are “independent” under the applicable federal securities laws and regulations and the rules of the NASDAQ Stock Market. The Company intends to fill the vacancy on the Board of Directors with a person who will be an independent member of the Board.

Board Committees

Our Board of Directors has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Haft, as Chairman, Mr. Gottlieb and Dr. Wilke.

•	The Compensation Committee consists of Dr. Wilke, as Chairman, and Mr. Haft.

•	The Nominating and Corporate Governance Committee consists of Dr. Wilke, as Chairman, Mr. Haft and Mr. Gottlieb.

Each of the Committees has a written charter adopted by the Board of Directors; a current copy of each such charter is available to security holders on our website, www.neurotropebioscience.com.

Audit Committee

The Audit Committee (a) assists the Board of Directors in fulfilling its oversight of: (i) the quality and integrity of the Company’s financial statements; (ii) the Company’s compliance with legal and regulatory requirements relating to the Company’s financial statements and related disclosures; (iii) the qualifications and independence of the Company’s independent auditors; and (iv) the performance of the Company’s independent auditors; and (b) prepares any reports that the rules of the SEC require be included in the Company’s annual proxy statement.

The Audit Committee was established on December 11, 2013, and held four meetings in 2015. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that Jay M. Haft is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated him to fill that role. Mr. Haft has held various positions in which he was responsible for receiving financial information relating to such entities. He has, or has developed, an understanding of financial statements generally and how those statements are used to assess the financial position of a company and its operating results. Mr. Haft also has a significant understanding of the business in which the Company is engaged in and has an appreciation for the relevant accounting principles for the business of the Company. See “Directors, Executive Officers and Corporate Governance – Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established on December 11, 2013, and held four meetings in 2015. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee assists the Board in (i) identifying qualified individuals to become directors, (ii) determining the composition of the Board and its committees, (iii) developing succession plans for executive officers, (iv) monitoring a process to assess Board effectiveness, and (v) developing and implementing the Company’s corporate governance procedures and policies.

The Nominating and Corporate Governance Committee was established on December 11, 2013, and held one meeting in 2015. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations.

The Nominating and Corporate Governance Committee considers any timely submitted and qualified director candidates recommended by any security holder entitled to vote in an election of Directors. To date no security holders have made any such recommendations.

Pursuant to our by-laws, nominations of persons for election to the Board of Directors at an annual meeting or at any special meeting of stockholders for the purpose of electing directors may be made by or at the direction of the Board of Directors, by any nominating committee or person appointed for such purpose by the Board of Directors, or by any stockholder of record entitled to vote for the election of directors at the meeting who complies with the following notice procedures. Such nominations, other than those made by, or at the direction of, or under the authority of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Company by a stockholder of record at such time. To be timely, a stockholder’s notice must be delivered to or mailed and received at the principal executive offices of the Company (a) in the case of an annual meeting, not less than 90 nor more than 120 days prior to the one-year anniversary of the date of the annual meeting of the previous year; provided, however, that if the annual meeting is called for a date that is not within 30 days before or after such anniversary date, notice by the stockholder in order to be timely must be so received not earlier than 120 days prior to such annual meeting and not later than the close of business on the tenth day following the day on which notice of the date of the annual meeting was mailed or public disclosure of the date of the annual meeting was made, whichever first occurs; and (b) in the case of a special meeting of stockholders for the purpose of electing directors, not earlier than 120 days prior to such special meeting and not later than the close of business on the tenth day following the day on which notice of the date of the special meeting was mailed or public disclosure of the date of the special meeting was made, whichever first occurs. Such stockholder’s notice to the Secretary must set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a director, (i) the name, age, business address and residence address of the person, (ii) the principal occupation or employment of the person, (iii) the class and number of shares of capital stock of the Company, if any, which are beneficially owned by the person and (iv) any other information relating to the person that is required to be disclosed in solicitations for proxies for election of directors pursuant to Regulation 14A under the Exchange Act or other applicable law; and (b) as to the stockholder giving the notice (i) the name and record address of the stockholder and (ii) the class and number of shares of capital stock of the Company which are beneficially owned by the stockholder. The chairman of the meeting may, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the foregoing procedures, and the defective nomination will be disregarded. See “Director Nominations” below for more information.

Code of Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) applicable to all of our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer) that complies with SEC regulations. The Code of Ethics is available free of charge on our website at www.neurotropebioscience.com and is attached as Exhibit 14.1 to our annual report on Form 10-K filed with the SEC on April 15, 2014 and incorporated by reference herein.

We intend to timely disclose any amendments to, or waivers from, our code of ethics and business conduct that are required to be publicly disclosed pursuant to rules of the SEC and any securities exchange on which our shares may be listed by filing such amendment or waiver with the SEC.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has been involved in any of the following events during the past ten years:

•	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; or

•	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Dr. Wilke and Mr. Haft. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2015 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11:  Executive Compensation.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2015, to (i) all individuals that served as our principal executive officers or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2015; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2015 (collectively, the “named executive officers”). The Compensation Committee of the Board of Directors is responsible for determining executive compensation.

Name & Principal Position	Fiscal Year ended December 31	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(7)	Non–Equity Incentive Plan Compensation ($)	Non–Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(8)	Total ($)
Charles S. Ramat, President and CEO (1)	2015	450,000	–		–	303,961	–	–	15,420	769,381
	2014	206,667	–		–	477,916	–	–	–	684,583
Paul Freiman, Chairman (2)	2014	110,000	–		–	86,969	–	–	–	196,969
Robert Weinstein,	2015	275,000	–		–	–	–	52,252	29,203	356,455
CFO, Secretary	2014	240,000	50,000	(6)	–	–	–	–	24,524	314,524
and Executive Vice President (3)
Warren Wasiewski, Executive Vice President, Development and Chief Medical Officer of Neurotrope BioScience (4)	2015	288,875	135,070		–	–	–	–	27,005	450,950
	2014	54,167	17,014		–	155,583	–	–	–	226,764
James New, Former President	2014	135,417	–		–	–	–	–	268,477	403,894
and CEO (5)

(1)	Mr. Ramat was appointed by our Board on July 16, 2014 to serve as our Co-Chief Executive Officer, on an interim basis. On September 12, 2014, Mr. Ramat’s appointment as interim Co-Chief Executive Officer terminated, and he was appointed as our sole President and Chief Executive Officer. Mr. Ramat’s 2014 amount includes consulting fees that Mr. Ramat received for his services as Co-CEO and CEO, as well consulting fees he receives under a consulting agreement with the Company.
(2)	Mr. Freiman was appointed by our Board on July 16, 2014 to serve as our Co-Chief Executive Officer, on an interim basis. On September 12, 2014, Mr. Freiman’s appointment as interim Co-Chief Executive Officer terminated. Mr. Freiman’s 2014 amount includes consulting fees that Mr. Freiman received for his service as Co-CEO and Chairman of the Board.
(3)	Mr. Weinstein became our Chief Financial Officer on August 23, 2013. The Company is party to an employment agreement dated as of October 1, 2013, with Mr. Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President.
(4)	Dr. Wasiewski was appointed as our Executive Vice President, Development and Chief Medical Officer of Neurotrope BioScience on November 1, 2014. Dr. Wasiewski terminated his employment as Executive Vice President, Development with Neurotrope Bioscience on November 9, 2015. He currently serves as our interim Chief Medical Officer. For more information, see “Employment Agreements” below.
(5)	Effective as of July 16, 2014, Dr. New’s employment as Chief Executive Officer and President of the Company was terminated. See “Employment Agreements; Separation Agreement—James New” below.
(6)	Represents a $50,000 bonus paid to Mr. Weinstein in 2015 for services rendered in 2014.
(7)	Option awards represent the grant date fair value of awards. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the grant date fair value, see Note 10 to the Company’s Consolidated Financial Statements included elsewhere in this Annual Report.
(8)	Dr. New’s 2014 amount represents (a) the amount paid to him pursuant to the Separation Agreement and General Release, effective as of July 16, 2014, which is comprised of severance, vacation and healthcare payments, and (b) amounts representing the health and life insurance premiums we paid on behalf of Mr. Ramat, Mr. Weinstein and Dr. Wasiekwshi for 2015 and Mr. Weinstein for 2014.

Outstanding Equity Awards at Fiscal Year-End

We have one compensation plan approved by our stockholders, the 2013 Plan. The following table provides information regarding 2013 Plan awards for each named executive officer outstanding as of December 31, 2015.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles S. Ramat	230,302	69,698	–	1.00	08/23/2023(1)	–	–	–	–
	54,404	0		1.75	08/23/2023(2)
	117,808	132,192	–	1.00	08/23/2023(3)
	272,055	127,945	–	(4)	07/23/2024(4)
	250,000	0		0.60	09/12/2024(5)
	100,000	0		0.60	11/17/2025(6)
	150,000	450,000		0.80	11/19/2025(7)
Paul Freiman	110,137	139,863	–	1.50	10/18/2023(8)	–	–	–	–
	20,575	29,425		1.55	12/10/2023(9)
	10,274	14,726	–	1.64	12/11/2023(10)
	272,055	127,945		(4)	07/23/2024(11)
	50,000	0		0.60	09/12/2024(12)
	50,000	150,000		0.80	11/19/2025(13)
Robert Weinstein	325,000	325,000	–	1.00	10/01/2023(14)	–	–	–	–
	25,000	75,000	–	0.80	11/19/2025(15)
Warren Wasiewski	50,000	0	–	0.71	11/15/2016(16)	–	–	–	–

(1)	The options vested with respect to 88,864 shares as of the date of grant, with the balance vesting at a rate of 164 shares per day such that the option shall be fully vested as of February 28, 2017 (assuming continued service through such date). Vesting is subject to acceleration in the event of a change in control or termination of the consulting agreement between Neurotrope, Inc. and Mr. Ramat for good reason.
(2)	The options vested as of the date of grant.
(3)	The options vest daily over five years from the date of grant, such that the options will have vested with respect to all shares as of August 23, 2018.
(4)	One-half of the options granted to Mr. Ramat have an exercise price $1.11 per share and were fully vested upon the date of grant. The second-half of the options granted to Mr. Ramat have an exercise price of $2.22 per share and vest on a daily basis up to 25% per year through July 23, 2018.
(5)	The options vested as of the date of grant.
(6)	The options vested as of the date of grant.
(7)	The options have an exercise price of $0.80 per share and vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.
(8)	The options vest daily over five years from the date of grant, such that the options will have vested with respect to all shares as of October 18, 2018 (assuming continued service through such date). Vesting is subject to the acceleration in the event of a change in control.
(9)	The options vest daily over five years from the date of grant, such that the options will have vested with respect to all shares as of December 10, 2018 (assuming continued service through such date).
(10)	The options vest daily over five years from the date of grant, such that the options will have vested with respect to all shares as of December 11, 2018 (assuming continued service through such date).
(11)	One-half of the amount of options granted to Mr. Freiman have an exercise price $1.11 per share and are fully vested upon date of grant. The second-half of the amount of options granted to Mr. Freiman have an exercise price of $2.22 per share and vest on a daily basis up to 25% per year through July 23, 2018.
(12)	The options vested as of the date of grant.
(13)	The options have an exercise price of $0.80 per share and vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.
(14)	25% of these options vest on each of the first four anniversaries of the date of grant (October 2, 2013).
(15)	The options have an exercise price of $0.80 per share and vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.
(16)	50,000 options vested on November 1, 2015.

We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Except as indicated below, we have no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payments to the named executive officers listed above. In 2015, we did not hire any additional employees.

Employment Agreements; Separation Agreement

Warren Wasiewski. Neurotrope BioScience and Dr. Wasiewski executed an employment agreement dated as of November 1, 2014 pursuant to which Dr. Wasiewski served as Executive Vice President, Development and Chief Medical Officer (the “Wasiewski Employment Agreement”). The Wasiewski Employment Agreement provided for an initial term from November 1, 2014 to November 1, 2015 (the “Initial Term”), with automatic extensions for additional one-year periods (each, an “Extension Term”) unless Neurotrope BioScience or Dr. Wasiewski provided at least 90 days’ notice not to extend the term, or until terminated in accordance with termination provisions set forth in the Wasiewski Employment Agreement (the Initial Term and any Extension Term(s), collectively, the “Employment Term”). The Wasiewski Employment Agreement provided that Dr. Wasiewski receive an initial base salary of $325,000. During the Employment Term, Dr. Wasiewski’s salary was to be reviewed at least annually and could be adjusted as determined by the President of the Company. In addition, Dr. Wasiewski was eligible to receive an annual incentive bonus opportunity of 50% of his base salary commencing in 2015 to be earned and payable based upon attainment of both corporate and individual annual performance goals. Additionally, Dr. Wasiewski was entitled to receive a sign-on bonus in the amount of $102,083 payable in 12 equal monthly installments. In accordance with the terms and limitations in the Wasiewski Employment Agreement, Dr. Wasiewski was entitled to be reimbursed for his relocation expenses of up to $15,000 and his lodging expenses of up to $15,000. Dr. Wasiewski was also entitled to four weeks of paid vacation per annum and general expense reimbursement for pre-approved business related expenses incurred in the performance of Dr. Wasiewski’s job duties. Dr. Wasiewski was eligible for all benefits and retirement, life, disability, medical and dental plan benefits generally available to Neurotrope BioScience’s officers in accordance with the terms of those plans.  Dr. Wasiewski’s employment with Neurotrope BioScience as Executive Vice President, Development and Chief Medical Officer terminated effective as of November 9, 2015. Dr. Wasiewski continues to serve as our interim Chief Medical Officer and as a consultant to the Company.

On November 1, 2014, Dr. Wasiewski was granted non-qualified stock options under the 2013 Plan to purchase 250,000 shares of our common stock at an exercise price equal to the fair market value of the our common stock on the grant date (the “Sign-On Options”). Twenty percent (20%) of the Sign-On Options will vest on each anniversary of the grant date for a period of 5 years from the grant date. As of January 6, 2016, 200,000 of the options originally granted to Dr. Wasiewski have been returned to the option pool upon the termination of his employment.

Robert Weinstein. The Company is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. Under the terms of Mr. Weinstein’s employment agreement, the Company will pay Mr. Weinstein an annual base salary of not less than $240,000 per year for the period from the effective date to December 31, 2014; and $275,000 per year for the period January 1, 2015 to December 31, 2015. Such annual base salary may be reviewed annually and increased (but not decreased) at the discretion of the Board or a committee thereof, provided, however, that the salary will, at a minimum, be increased annually, beginning January 1, 2016, based upon the percentage increase in the Consumer Price Index for the immediately preceding year. The Company will pay Mr. Weinstein an annual incentive bonus of no less than $35,000 for the year ending December 31, 2013; an annual bonus of no less than $50,000 for the year ending December 31, 2014; and a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Board or a committee thereof. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein will also be eligible to participate in all Company benefits generally available to the Company’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

Pursuant to the employment agreement, the Company’s Board of Directors granted an incentive stock option to Mr. Weinstein under the 2013 Plan to purchase 650,000 shares of the Company’s common stock. The option vests with respect to 162,500 shares on each of the first, second, third and fourth anniversaries of October 1, 2013, subject to the executive’s continued employment with the Company on each such day. Mr. Weinstein will be entitled to additional options and/or equity-based awards as determined in the discretion of the Board or a committee thereof. All of his options and/or equity awards will cease vesting as of the date of termination of the employment agreement, provided that in the event of (i) Mr. Weinstein’s termination for good reason or (ii) termination of his employment by the Company without cause, his options and any other equity awards will be deemed to have vested as of the date of termination with respect to that number of shares that would have vested had his employment with the Company continued for a period of one year after the date of termination, and provided, further, that if Mr. Weinstein’s termination for Good Reason or the termination of his employment by the Company without Cause occurs within six months after the occurrence of a change of control of the Company, then all of his options and any other equity awards will be deemed to have vested as of the date of termination.

If Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Weinstein’s employment agreement, and certain other conditions, then the Company will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, the Company will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated Annual Bonus for the year in which his employment terminates.

The Company reimbursed Mr. Weinstein $4,800 for reasonable attorney’s fees and expenses that he incurred in connection with the negotiation, preparation and execution of his employment agreement.

Subject to earlier termination by Mr. Weinstein’s death or disability, or by the Company for Cause, the term of Mr. Weinstein’s employment agreement is four years and will be extended automatically for successive one-year periods, unless either party gives written notice of termination to the other party at least 90 days prior to the end of the then-current term.

James New. Effective as of July 16, 2014, Dr. James New’s employment as Chief Executive Officer and President of the Company was terminated. Accordingly, the employment agreement by and between Neurotrope BioScience and Dr. New dated February 25, 2013 (the “New Employment Agreement”) terminated as of July 16, 2014. On October 9, 2014, Neurotrope BioScience and Dr. New entered into a Separation Agreement and General Release (the “Separation Agreement”) pursuant to which Neurotrope BioScience paid or will pay or provide to Dr. New the following: (a) $2,684.02 within three days of the execution of the Separation Agreement by Dr. New, representing reimbursement of business expenses; (b) a lump sum equal to the total gross amount of $233,000 (less all applicable income and employment taxes and other required or elected withholdings, for which a Form W-2 will be issued to Dr. New); (c) a gross amount of $25,477.59 (less all applicable income and employment taxes and other required or elected withholdings) for Dr. New’s accrued, unused vacation; (d) reimbursement for the cost of continuing Dr. New’s current health care insurance in the same amount as the net reimbursement amounts paid to Dr. New on a monthly basis immediately prior to July 16, 2014 ($2,974 per month) until the earlier of the date on which Dr. New becomes eligible for medical insurance coverage with a new employer or July 16, 2015; (e) director’s and officer’s insurance coverage covering Dr. New’s actions while a director and/or officer of Neurotrope BioScience until July 16, 2020; and (f) $17,000 for reimbursement of Dr. New’s attorneys fees. In addition, the parties agreed that Dr. New’s ownership of any common shares of the company is not affected by the Separation Agreement and that any equity awards Dr. New received pursuant to the 2013 Equity Incentive Plan will be governed exclusively by the terms of such plan.

Charles Ramat. The Company is party to an employment agreement dated as of September 28, 2015, with Charles Ramat, pursuant to which he serves as the Company’s President and Chief Executive Officer. Under the terms of Mr. Ramat’s employment agreement, the Company will pay Mr. Ramat an annual base salary of $450,000 per year. Mr. Ramat is eligible to receive a discretionary annual bonus of up to 50% of his annual base salary, to be earned and payable based upon attainment of annual performance goals as determined by the Board or a committee thereof. Mr. Ramat’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Ramat will also be eligible to participate in all Company benefits generally available to the Company’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

If Mr. Ramat’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Ramat’s employment agreement, and certain other conditions, then the Company will pay him a severance amount equal to his annual base salary less $50,000 multiplied by 50%, payable in a single lump sum. In addition, in the event Mr. Ramat’s employment is terminated for the above reasons or by non-renewal, the consulting agreement, by and between the Company and Ramat Consulting Corp., dated February 28, 2013, shall automatically be restored. Furthermore, in the event of a termination by the Company without cause or for non-renewal or due to death or disability or by Mr. Ramat for good reason, Mr. Ramat’s unvested options shall vest during the balance of their terms and Mr. Ramat’s vested options shall continue to be exercisable for a period of ten (10) years following the respective dates of grant.

Subject to earlier termination pursuant to the terms of the employment agreement, the initial term of Mr. Ramat’s employment agreement is one year and will be extended automatically for successive one-year periods, unless either party gives written notice of termination to the other party at least 60 days prior to the end of the then-current term.

Consulting Arrangements

On July 16, 2014, the Board appointed Charles S. Ramat and Paul E. Freiman to serve as Co-Chief Executive Officers, on an interim basis, of the Company and of Neurotrope BioScience. In consideration of the services that Mr. Freiman and Mr. Ramat provided to the Company as interim Co-Chief Executive Officers, the Company paid each of them consulting fees in the amount of $20,000 per month. In addition, on July 23, 2014, Messrs. Freiman and Ramat were each granted non-qualified options to purchase 400,000 shares of the Company’s common stock for their roles as directors, Co-Chairmen of the Board and Co-Chief Executive Officers. On September 12, 2014, Messrs. Freiman’s and Ramat’s appointments as interim Co-Chief Executive Officers terminated effective on such date. See “Executive Compensation––Outstanding Equity Awards at Fiscal Year-End.”

On September 12, 2014, Mr. Ramat was appointed to serve as the Company’s President and Chief Executive Officer, effective as of such date. In consideration of Mr. Ramat’s services as President and Chief Executive Officer, the Company has agreed to pay Mr. Ramat a salary of $400,000 per year. This arrangement may be terminated by the Company or Mr. Ramat on 60 days’ notice. Mr. Ramat’s salary for his duties as President and Chief Executive Officer will be paid in addition to the consulting fees he receives under a Consulting Agreement with the Company pursuant to which he receives $50,000 per year. In addition, in connection with his appointment as President and Chief Executive Officer, Mr. Ramat was granted non-qualified stock options pursuant to the Company’s 2013 Equity Incentive Plan, with a term of ten years, to purchase 250,000 shares of common stock of the Company at an exercise price of $.60 per share, the closing price of the shares on September 12, 2014, the date of grant. All of the options vested as of September 12, 2014.

Also on September 12, 2014, Mr. Freiman was appointed to serve as the sole Chairman of the Company’s Board of Directors. In consideration of Mr. Freiman’s services as Chairman, the Company agreed to continue to pay Mr. Freiman $20,000 per month, being the same level as the consulting fees he was receiving as Co-Chief Executive Officer prior to September 12, 2014. In addition, in connection with his appointment as Chairman of the Company’s Board of Directors, Mr. Freiman was granted non-qualified stock options pursuant to the Company’s 2013 Equity Incentive Plan, with a term of ten years, to purchase 50,000 shares of common stock of the Company at an exercise price of $0.60 per share, the closing price of the shares on September 12, 2014, the date of grant. All of the options vested as of September 12, 2014. Mr. Freiman’s consulting fees will be reduced to $30,000 annually beginning February 1, 2016.

On November 19, 2015, Mr. Ramat received 100,000 ten-year options, all of which vested immediately, with an exercise price of $0.80 per share, and 600,000 ten-year options, 25% of which vested immediately with an additional 25% vesting over each of the next three anniversaries of the date of grant, with an exercise price of $0.80 per share. Also on November 19, 2015, Mr. Freiman received 200,000 ten-year options and Mr. Weinstein received 100,000 ten-year options, 25% of which, respectively, vested immediately with an additional 25%, respectively, vesting over each of the next three anniversaries of the date of grant. Additionally, in connection with her committee service, on February 24, 2016, Dr. Wilke received 50,000 options, which vest on a straight line basis over five years.

Director Compensation

The Company currently does not pay any cash compensation to members of its Board of Directors for their services as directors of the Company. However, the Company reimburses its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board of Directors. Historically, the Company has granted to each new director, at the time of such director’s appointment, a one-time option to purchase 250,000 shares of common stock. In addition, new directors who are expected to participate in one or more committees have been granted an additional option to purchase an additional 50,000 shares of common stock. See “Executive Compensation” above for a discussion regarding Messrs. Freiman’s and Ramat’s compensation for their services as executive officers and consultants of the Company. On November 19, 2015, each of Jay Haft and Larry Altstiel received 50,000 options, 25% of which vested immediately with an additional 25% vesting over each of the next three anniversaries of the date of grant.

The following table provides information concerning the compensation of our directors for the year ended December 31, 2015.

					Nonqualified
	Fees earned			Non-equity	deferred
	or paid in	Stock	Option	incentive plan	compensation	All other
	cash	awards	awards	compensation	earnings	compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
John H. Abeles	0	-	0	-	-	-	0
Larry Altstiel(1)	0	-	21,742	-	-	-	21,742
Paul E. Freiman	0	-	86,969	-	-	-	86,969
James Gottlieb	0	-	0	-	-	-	0
Jay M. Haft	0	-	21,742	-	-	-	21,742
Charles S. Ramat(2)	0	-	0	-	-	-	0
William S. Singer	0	-	0	-	-	-	0
Susanne Wilke(3)	0	-	0	-	-	-	0

[1]	Dr. Altstiel resigned from his position as a director on February 11, 2016.
[2]	Mr. Ramat’s compensation for services on behalf of the Company is fully reflected in the Summary Compensation Table above.
[3]	Dr. Susanne Wilke was appointed to the Board of Directors on February 15, 2016.

Item 12:  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015, with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	8,582,952	$1.32	1,417,048
Equity compensation plans not approved by security holders	0	0	0
Total	8,582,952	$1.32	1,417,048

(1) Neurotrope, Inc. 2013 Equity Incentive Plan

As described below, incentive awards authorized under the 2013 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, the Code. If an award granted under the 2013 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2013 Plan.

The number of shares of our common stock subject to the 2013 Plan or any number of shares subject to (a) any numerical limit in the 2013 Plan, (b) to the terms of any incentive award or (c) to any combination of the foregoing, is expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The Compensation Committee of our Board of Directors or our Board of Directors administers the 2013 Plan. Subject to the terms of the 2013 Plan, the Compensation Committee or our Board of Directors has complete authority and discretion to determine the terms of awards under the 2013 Plan.

Grants

The 2013 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

•	Options granted under the 2013 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option generally cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our common stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Compensation Committee or Board of Directors, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Compensation Committee or Board of Directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2013 Plan authorizes the granting of stock awards. The Compensation Committee or Board of Directors will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the stock appreciation rights exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the stock appreciation rights and the market price of a share of our common stock on the date of grant of the stock appreciation rights.

The maximum aggregate number of shares of common stock that may be awarded and sold under the 2013 Plan is 10,000,000.

Duration, Amendment, and Termination

The Board of Directors has the power to amend, suspend or terminate the 2013 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2013 Plan will terminate ten years after it is adopted.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 24, 2016 (except as otherwise noted), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock or Series B Stock (our only classes of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock or Series B Stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted. Other than the Reverse Merger, to our knowledge, there is no arrangement, including any pledge by any person of securities of the Company or any of its parents, the operation of which may at a subsequent date result in a change in control of the Company.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Neurotrope, Inc., 50 Park Place, Suite 1401, Newark, New Jersey 07102.

Name and Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)	Shares of Common Stock Underlying Series B Stock Beneficially Owned(1)	Percent of Series B Stock Beneficially Owned(1)
Neurosciences Research Ventures, Inc.(2) 364 Patteson Drive, #279 Morgantown, WV 26505	10,687,500	21.0%	0	0%
Dr. John H. Abeles/Northlea Partners LLLP(3) 2365 NW 41st Street Boca Raton, Florida 33431	9,413,805	17.9%	375,001	1.4%
Hannah Rose Holdings, LLC(4) 101 Grovers Mill Road Suite #200 Lawrenceville, NJ 08648	4,957,030	10.1%	0	0%
E. Jeffrey Peierls(5) 73 South Holman Way Golden, CO 80401	14,827,293	9.9%	1,974,334	7.5%
Iroquois Capital Management, LLC(6)	13,300,002	9.9%	2,166,667	8.3%
Hudson Capital Management, LLC(7)	5,420, 820	9.9%	1,666,667	6.4%
Emprey Asset Management, LP(8)	10,000,002	9.9%	1,666,667	6.4%
Brio Capital Master Fund Ltd.(9)	5,238,524	9.67%	0	0%
Charles S. Ramat(10)	3,417,596	6.6%	166,667	*
Paul E. Freiman(11)	1,549,276	3.1%	166,667	*
Jay M. Haft(12)	579,995	1.2%	41,667	*
William S. Singer(13)	232,226	*	0	*
Robert Weinstein(14)	600,002	1.2%	41,667	*
James Gottlieb(15)	202,432	*	0	*
Susanne Wilke(16)	111,250	*	16,667	*
All directors and executive officers as a group (7 persons)	6,692,750	12.3%	433,335	1.7%

* Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Applicable percentage ownership is based on 49,172,026 shares of our common stock outstanding and 262,349.4 shares of our Series B Stock outstanding, convertible into 26,234,940 shares of common stock, together with securities exercisable or convertible into shares of our common stock within 60 days of February 24, 2016 for each stockholder. Shares of our common stock underlying the Series B Stock are calculated on a 100-for-one basis. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.
(2)	Includes 1,662,500 shares underlying stock options held by Neurosciences Research Ventures, Inc. that are vested as of February 24, 2016 or will vest within 60 days thereafter.
(3)	Includes 1,082,349 shares underlying stock options held by Dr. Abeles that are vested as of February 24, 2016 or will vest within 60 days thereafter, 375,001 shares of Series B Stock, and warrants to purchase 1,875,005 shares of our common stock but does not include 123,151 shares underlying stock options that will not vest within 60 days after February 24, 2016. 894,454 shares of our common stock indicated as beneficially owned by Dr. John H. Abeles are held by Northlea Partners LLLP. Dr. Abeles is an affiliate of Northlea Partners LLLP and has sole power to vote or direct the vote, and to dispose or direct the disposition, of such shares of common stock.

(4)	HRH is controlled by Matt Rosenblum.
(5)	This information is based solely on a Schedule 13G filed by E. Jeffrey Peierls on February 10, 2016, which reported ownership as of November 13, 2015 and information known to the Company. Includes an aggregate of (1) 2,981,289 shares of common stock, (2) 1,974,334 shares of common stock issuable upon conversion of Series B Stock, and (3) 1,974,334 shares of common stock issuable upon exercise of each of the Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants, for an aggregate total of 9,871,670 shares of common stock issuable upon exercise of the Investor Warrants. The shares included in the table report the number of shares that would be issuable upon conversion and exercise of the Series B Stock and Investor Warrants, respectively, without giving effect to the 9.99% blocker included in such securities. Series B Stock and Investor Warrants are held by The Peierls Foundation Inc. 6,873,700 shares of common stock are subject to shared voting and dispositive power with Brian Eliot Peierls. E. Jeffrey Peierls may be deemed the beneficial owner of securities held by trusts of which E. Jeffrey Peierls is a fiduciary. E. Jeffrey Peierls and Brian Eliot Peierls may be deemed to share indirect beneficial ownership of securities held by The Peierls Foundation, Inc. The address of E. Jeffrey Peierls and The Peierls Foundation, Inc. is 73 South Holman Way, Golden, Colorado 80401. The address of Brian Eliot Peierls is 3017 McCurdy St., Austin, TX 78723.
(6)	This information is based solely on a Schedule 13G filed by Iroquois Capital Management, LLC on February 8, 2016, which reported ownership as of November 13, 2015. Includes an aggregate of (1) 300,000 shares of common stock, (2) 2,166,667 shares of common stock issuable upon conversion of Series B Stock, and (4) 2,166,667 shares of common stock issuable upon exercise of each of the Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants, for an aggregate total of 10,833,335 shares of common stock issuable upon exercise of the Investor Warrants. The shares included in the table report the number of shares that would be issuable upon conversion and exercise of the Series B Stock and Investor Warrants, respectively, without giving effect to the 9.99% blocker included in such securities. Iroquois Capital Management, LLC shares voting and dispositive power over all shares with Joshua Silverman and Richard Abbe. The address of Iroquois Capital Management, LLC, Joshua Silverman and Richard Abbe is 205 East 42nd Street, 20th Floor, New York, New York 10017.
(7)	This information is based solely on a Schedule 13G filed by Hudson Bay Capital Management, LP on February 8, 2016, which reported ownership as of December 31, 2015. Includes an aggregate of 5,420,820 shares of common stock issuable upon the exercise of warrants and convertible preferred stock. The shares included in the table report the number of shares that would be issuable upon conversion and exercise of the Series B Stock and Investor Warrants, respectively, without giving effect to the 9.99% blocker included in such securities. Hudson Bay Capital Management, LP shares voting and dispositive power over all shares with Sander Gerber. The address of Hudson Bay Capital Management, LP and Sander Gerber is 777Third Avenue, 30th Floor, New York, New York 10017.
(8)	This information is based solely on a Schedule 13G filed by Emprey Asset Management, LP on November 19, 2015, which reported ownership as of November 13, 2015. Includes an aggregate of (1) 1,666,667 shares of common stock issuable upon conversion of Series B Stock, and (4) 1,666,667shares of common stock issuable upon exercise of each of the Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Series E Warrants, for an aggregate total of 8,333,335 shares of common stock issuable upon exercise of the Investor Warrants. The shares included in the table report the number of shares that would be issuable upon conversion and exercise of the Series B Stock and Investor Warrants, respectively, without giving effect to the 9.99% blocker included in such securities. Emprey Asset Management, LP shares voting and dispositive power over all shares with Ryan M. Lane and Martin D. Hoe. The address of Emprey Asset Management, LP, Ryan M. Lane and Martin D. Hoe is 1 Rockefeller Plaza, Suite 1205, New York, New York 10020.
(9)	This information is based solely on a Schedule 13G filed by Brio Capital Master Fund Ltd. on February 16, 2016. Includes an aggregate of 5,238,524 shares of common stock over which Brio Capital Master Fund Ltd. exercises sole voting and dispositive power. The address of Brio Capital Master Fund Ltd. is 100 Merrick Road, Suite 401W, Rockville Centre, New York, 11570.
(10)	Includes 1,224,979 shares underlying stock options beneficially owned by Mr. Ramat that are vested as of February 24, 2016 or will vest within 60 days thereafter, 166,667 shares of Series B Stock and warrants to purchase 833,335 shares of our common stock, but does not include 734,248 shares underlying stock options that will not vest within 60 days after February 24, 2016. The shares of our common stock indicated as beneficially owned by Charles Ramat are held by Mr. Ramat, Ramat Consulting and NTR21 Holdings, LLC. Mr. Ramat is an affiliate of each of Ramat Consulting and NTR21 Holdings, LLC, and has sole power to vote or direct the vote, and to dispose or direct the disposition, of such shares of our common stock.
(11)	Includes 549,274 shares underlying stock options held by Mr. Freiman that are vested as of February 24, 2016 or will vest within 60 days thereafter, 166,667 shares of Series B Stock and warrants to purchase 833,333 shares of our common stock, but does not include 410,289 shares underlying stock options that will not vest within 60 days after February 24, 2016. The shares of our Series B Stock and warrants to purchase our common stock indicated as beneficially owned by Mr. Freiman are held by Trust of Paul E. Freiman & Anna Mazzuchi Freiman, Dated May 24, 1996.

(12)	Includes 241,740 shares underlying stock options held by Mr. Haft that are vested as of February 24, 2016 or will vest within 60 days thereafter, 41,667 shares of Series B Stock and warrants to purchase 208,335 shares of our common stock, but does not include 198,527 shares underlying stock options that will not vest within 60 days after February 24, 2016.
(13)	Includes 222,493 shares underlying stock options held by Mr. Singer that are vested as of February 24, 2016 or will vest within 60 days thereafter, but does not include 167,774 shares underlying stock options that will not vest within 60 days after February 24, 2016.
(14)	Includes 350,000 shares underlying stock options held by Mr. Weinstein that are vested as of February 24, 2016 or will vest within 60 days thereafter, 41,667 shares of Series B Stock and warrants to purchase 208,335 shares of our common stock, but does not include 400,000 shares underlying stock options that will not vest within 60 days after February 24, 2016.
(15)	Includes 202,432 shares underlying stock options held by Mr. Gottlieb that are vested as of February 24, 2016 or will vest within 60 days thereafter, but does not include 172,568 shares underlying stock options that will not vest within 60 days after February 24, 2016.
(16)	Includes 11,250 shares underlying stock options held by Dr. Wilke that are vested as of February 24, 2016 or will vest within 60 days thereafter, 16,667 shares of Series B Stock and warrants to purchase 83,333 shares of our common stock, but does not include 288,750 shares underlying stock options that will not vest within 60 days after February 24, 2016.

Item 13:  Certain Relationships and Related Transactions, and Director Independence.

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

The descriptions set forth above under the captions “Executive Compensation – Employment Agreements; Separation Agreement”, “Executive Compensation – Director Compensation” and “Business – Neurotrope’s Proposed Products.”

The Series B Offering

On November 13, 2015, we entered into a Securities Purchase Agreement to sell up to 26,234,940 units in a private placement at a per unit purchase price equal to $0.60. Each unit consisted of (i) one one-hundredth share of Series B Stock convertible into one share of our common stock, (ii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date five years from the date of issuance, one share of our common stock (the “Series A Warrant”), (iii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date of one year from the date of issuance, one share of our common stock (the “Series B Warrant”), (iv) one warrant to acquire, at an exercise price of $1.25 per share with an expiration date of five years from the issuance date, one share of our common stock (the “Series C Warrant”), (v) one warrant, which is contingent upon the exercise of the Series B Warrant, to acquire, at an exercise price of $1.00 per share with an expiration date that is five years from the date of the initial exercise of the Series B Warrant, one share of our common stock (the “Series D Warrant”), and (vi) one warrant, which is contingent upon the exercise of the Series C Warrant, to acquire, at an initial exercise price of $1.50 per share with an expiration date that is five years from the date of the initial exercise of the Series C Warrant, one share of our common stock (the “Series E Warrant”, and together with the Series A Warrant, the Series B Warrant, the Series C Warrant and the Series D Warrant, the “Investor Warrants”). The exercise prices of the Investor Warrants are initially subject to full protection for dilutive issuances. The Series A Warrant and Series B Warrant each contain a mandatory exercise right of ours to force exercise of the warrant if our common stock trades at or above $1.50 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). The Series C Warrant contains a mandatory exercise right of the Company to force exercise of the warrant if our common stock trades at or above $2.00 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). In addition, pursuant to the terms of the Securities Purchase Agreement, we may sell, in one additional closing on the same terms and conditions as those contained in the purchase agreement, additional units to one or more buyers (each, an “Additional Investor”), each of which is either (a) an institutional investor that focuses on the biotech industry, (b) an investor of our Series A Stock, (c) any investor investing under $5,000 or (d) any person approved in writing by each of those selling stockholders who are institutional investors and such selling stockholder’s purchase price (together with such selling stockholder’s institutional affiliates) equals or exceeds $1,000,000 (the “Large Buyers”). The Large Buyers also have certain consent rights with respect to any Additional Investor. In connection with the private placement, the holders of our Series A Stock consented to convert their holdings into common stock. The closing of the private placement was subject to customary closing conditions and was completed in two closings, which took place on November 13, 2015 and November 30, 2015. The gross proceeds from the closing of the initial portion of the private placement were approximately $15,330,000 and from the second portion of the private placement were $311,000.

Registration Rights Agreement

In connection with the signing of the Securities Purchase Agreement, the Company and the investors entered into a registration rights agreement (the “Registration Rights Agreement”) on November 13, 2015. Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement covering the resale of 150% of the number of shares underlying the Series B Stock, the Investor Warrants and the placement agent warrants (the “Registrable Securities”) within 30 days following the date of the initial closing under the Securities Purchase Agreement. In connection with the Company’s obligations under the Registration Rights Agreement, on December 11, 2015, the Company filed an initial registration statement on Form S-1, as amended on January 14, 2016 (File No. 333-208502) with the SEC relating to the Registrable Securities which names each of the Holders as a selling stockholder thereunder, which was subsequently declared effective on January 19, 2016.

Common Stockholders’ Agreement

The Company entered into an Amended and Restated Stockholders Agreement, or the Common Stockholders Agreement, dated August 23, 2013, with all of the holders of Neurotrope BioScience Common Stock prior to the Reverse Merger: Neurosciences Research Ventures, Inc., or NRV, Dr. Daniel Alkon, Northlea Partners LLLP, or Northlea and Dr. James New, which amended and restated in its entirety the agreement between such stockholders and Neurotrope BioScience in effect prior to the Reverse Merger. Pursuant to the Common Stockholders Agreement, the parties agreed to certain corporate governance matters pertaining to the Company (including with respect to the composition of the Board of Directors) and to certain restrictions on the transfer of shares of common stock held by such parties.

On August 5, 2014, following receipt of a notice from Northlea Partners LLLP removing Dr. James New as one of Northlea’s director designees pursuant to the Common Stockholders Agreement, stockholders of the Company, representing not less than two-thirds of the voting power of the issued and outstanding common stock entitled to vote, acted by written consent to remove Dr. James New from the Company’s board of directors, effective as of August 5, 2014.

On November 12, 2015, the Company, NRV, Dan Alkon and Northlea Partners LLLP agreed to terminate the Amended and Restated Stockholders Agreement in its entirety. On November 12, 2015, the Company and NRV entered into a letter agreement pursuant to which the Company agreed to take such reasonable actions within its control so that two (2) representatives designated by NRV are nominated for election to the board of directors of the Company at each annual meeting of stockholders until such time as the BRNI License is no longer in effect. Furthermore, the Company will use its best efforts to ensure that (i) each NRV Designee is included in the Board’s slate of nominees to the stockholders for each election of directors, and (ii) each NRV designee is included in the proxy statement for every meeting of the stockholders of the Company called with respect to the election of members of the Board of Directors. Subject to applicable law and stock exchange rules, no NRV designee shall be removed from the Board unless such removal is for cause or requested in writing by NRV. In the event that any NRV designee shall cease to serve for any reason, NRV shall be entitled to designate such person’s successor and the Board will promptly fill the vacancy with such successor nominee and such designee will serve the remainder of the term of the director whom such designee replaces. Under the letter agreement, if an NRV designee is not appointed or elected to the Board because of such person’s death, disability, disqualification, withdrawal as a nominee or for other reason is unavailable or unable to serve on the Board, NRV is entitled to designate another nominee for such Board seat.

Lock-up Agreements and Other Restrictions

On November 12, 2015, we entered into a lock-up agreement with Dr. John Abeles and Northlea Partners LLLP. Pursuant to the terms of the lock-up agreement, Dr. John Abeles and Northlea Partners LLLP agreed not to pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of our Series B Stock and Series A through Series E warrants, or any securities underlying, convertible into or exercisable or exchangeable for our Series B Stock and Series A through Series E warrants. The lock-up agreement will automatically terminate upon the second anniversary of the date of the final closing relating to the offering of our Series B Stock and Series A through Series E warrants.

BRNI License

On February 4, 2015, Neurotrope BioScience, BRNI and NRV II, LLC entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License”), which further amended and restated the Technology License and Services Agreement dated as of October 31, 2012, as amended by Amendment No. 1 dated as of August 21, 2013.  The BRNI License was subsequently amended on November 12, 2015.

Pursuant to the BRNI License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the BRNI License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II, LLC by BRNI as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the BRNI License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License.

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

On November 12, 2015, we entered into an amendment to the BRNI License. The amendment eliminates the requirement that Neurotrope Bioscience pay BRNI prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope Bioscience in any financing prior to a public offering and provides that Neurotrope Bioscience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fee Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

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

Our rights to develop, commercialize and sell our proposed products are dependent upon the BRNI License with BRNI. Neurosciences Research Ventures, Inc., which is an affiliate of BRNI, beneficially owns 21.9% of our outstanding common stock, and Dr. Dan Alkon, who is the Scientific Director of BRNI and the Chief Scientific Officer of the Company, beneficially owns 2.3% of our outstanding common stock. We are required to pay significant fees and royalties to BRNI pursuant to the BRNI License.

The Company’s director, William S. Singer, also currently serves as President of BRNI and serves as a member of BRNI’s board of directors.

Statements of Work

Effective August 28, 2013, we signed a statement of work (the “2013 SOW”) with BRNI pursuant to the BRNI License, whereby we contracted for the further development of its AD diagnostic product. The project is intended to validate each of three biomarkers in a heterogeneous patient population to determine sensitivity and selectivity parameters for each biomarker, or combination of biomarkers, to detect AD. The three biomarkers to be evaluated are: the PKCε levels, the Erk1/2 ratios, and the fibroblast morphology test. Pursuant to the 2013 SOW, we paid BRNI a total of $1,645,470 in twelve equal monthly installments of $137,123. These payments were for operating expenses associated with BRNI’s diagnostic laboratories.

Effective November 13, 2013, we agreed to a statement of work with BRNI pursuant in which we contracted for the further development of our potential therapeutic product. Pursuant to this statement of work, we paid BRNI $251,939 for related personnel and research services. The services provided pursuant to this statement of work were completed in 2014.

As of March 12, 2014, we entered into a statement of work with BRNI to continue pre-clinical activities relating to the commercialization of our therapeutic product. We paid BRNI the entire total pursuant to this statement of work of approximately $465,000 during the nine months ended September 30, 2014. The services provided pursuant to this statement of work were completed in 2014.

On February 4, 2015, we entered into a Statement of Work and Account Satisfaction Agreement with BRNI (the “February 2015 SOW”), which was effective as of October 1, 2014 and expired on September 30, 2015. Under the February 2015 SOW, we agreed, among other things, to pay BRNI twenty thousand dollars ($20,000) in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by BRNI’s chief scientist regarding our contract with Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann Pick disease. The February 2015 SOW terminated and replaced the 2013 SOW and the parties agreed that neither party has or shall have any rights, claims damages or obligations for services or costs pursuant to the 2013 SOW.

On November 12, 2015, we entered into a Statement of Work Agreement pursuant to the BRNI License Agreement (the “November 2015 SOW Agreement”), which replaced the February 2015 SOW Agreement. Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay BRNI one million one hundred sixty six thousand six hundred sixty six dollars ($1,166,666) in service fees payable in the amount of eighty three thousand three hundred thirty three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement will satisfy Neurotrope Bioscience’s obligations to reimburse BRNI pursuant to Section 5.6 of the BRNI License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by BRNI after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which BRNI may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. BRNI shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. In addition, under the terms of the November 2015 SOW Agreement, BRNI may enroll one (1) additional compassionate use, in addition to the compassionate use patient currently enrolled, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the November 2015 SOW Agreement term, and the payments set forth above, shall satisfy any and all of Neurotrope Bioscience’s obligation whatsoever to BRNI or to any other third party for costs incurred or to be incurred by BRNI relating to such trials. Neurotrope Bioscience and BRNI shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by BRNI without the consent of Neurotrope Bioscience.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14:  Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. Upon the recommendation of the Audit Committee, the Board of Directors has reappointed Friedman LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2016 and to report on these financial statements. Although the selection and appointment of independent auditors is not required to be submitted to a vote of stockholders, the Board of Directors deems it desirable to obtain the stockholders’ ratification and approval of this appointment and intends to submit its selection to the stockholders for ratification at the Company’s 2016 annual meeting of the stockholders. Representatives of Friedman LLP are expected to be present at the 2016 annual meeting of the stockholders and will have the opportunity to make statements if they so desire and to respond to appropriate questions from the Company’s stockholders.

Audit Fees

The aggregate fees billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q for the years ended December 31, 2015 and 2014 were $72,119 and $74,500, respectively.

Audit-Related Fees

The aggregate audit-related fees billed for all respective services for the years ended December 31, 2015 and 2014 were $16,842 and $10,567, respectively.

Tax Fees

There were no tax fees billed for all respective services for the years ended December 31, 2015 and 2014.

All Other Fees

There were no fees billed for all other non-audit services for the years ended December 31, 2015 and 2014.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

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

Prior to the formation of our Audit Committee, our Board of Directors selected Friedman LLP as our independent registered public accountants for purposes of auditing our financial statements for the years ended December 31, 2014 and 2013. Friedman LLP was pre-approved by the Board to perform these audit services for us prior to its engagement.

PART IV

Item 15: Exhibits and Financial Statements Schedules.

(a). The following documents are filed as part of this annual report on Form 10-K:

(a)(1) and (2). See “Index to Consolidated Financial Statements and Financial Statement Schedules” at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Certificate of Designations of Series A Convertible Preferred Stock of Neurotrope, Inc., filed with the Nevada Secretary of State on August 22, 2013 (incorporated by reference from Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013)

3.6	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.7	Certificate of Designations Preferences and Rights of Series B Convertible Preferred Stock of Neurotrope, Inc. filed with the Nevada Secretary of State on November 13, 2015, including the Certificate of Corrections to Certificate of Designations, Preferences and Rights of Series B Preferred Stock filed November 19, 2015 (incorporated by reference from Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.1	Split-Off Agreement, dated as of August 23, 2013, by and among the Registrant, Blue Flash Communications Corp. and Marissa Watson (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.2	General Release Agreement, dated as of August 23, 2013, by and among the Registrant, Blue Flash Communications Corp. and Marissa Watson (incorporated by reference from Exhibit 10.2 filed to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.3	Form of Lock-Up and No Short Selling Agreement between the Registrant and the officers, directors and shareholders party thereto (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.4	Form of Subscription Agreement between Neurotrope BioScience, Inc., and the investors party thereto (incorporated by reference from Exhibit 10.4 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.5	Form of Agent Warrant for Common Stock of the Registrant (incorporated by reference from Exhibit 10.5 filed with the Company’s Current Report on Form 8-K filed with to SEC on August 29, 2013)

10.6	Form of Agent Warrant for Series A Preferred Stock of the Registrant (incorporated by reference from Exhibit 10.6 filed with the Company’s Current Report on Form 8-K filed with to SEC on August 29, 2013)

10.7	Placement Agency Agreement, dated June 25, 2013, between Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.8	Amendment to Placement Agency Agreement, dated August 12, 2013, between Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.9	Assignment of and Amendment to Placement Agent Agreement, dated as of August 23, 2013, among Neurotrope, Inc., Neurotrope BioScience, Inc., and EDI Financial, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.10†	Employment Agreement, dated February 25, 2013, between the Registrant (as successor to Neurotrope BioScience) and Dr. James New (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.11†	Consulting Agreement, dated as of June 2, 2013, between the Registrant and Medical Cash Management Solutions, LLC (assigned to the Registrant) (incorporated by reference from Exhibit 10.10 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.12†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.13†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.14	Technology License and Services Agreement, dated October 31, 2012, among the Registrant, BRNI and NRV II, LLC (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.15	Amendment #1 to Technology License and Services Agreement, dated August 21, 2013 among the Registrant, BRNI and NRV II, LLC (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.16	Common Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.17	Form of Preferred Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.18	Voting Agreement dated as of August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.19	Statement of Work Agreement dated August 20,2013, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.18 filed with the Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.20†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.21 †	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.22	Amendment No. 1 to the Neurotrope, Inc. Preferred Stockholders Agreement, dated as of September 3, 2014 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on September 5, 2014)

10.23†	Confidential Separation Agreement and General Release, dated October 9, 2014 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on October 10, 2014)

10.24†	Employment Agreement between Neurotrope BioScience, Inc. and Dr. Warren Wasiewski, made as of November 1, 2014 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on November 6, 2014)

10.25	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.26	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.27	Form of Conversion Agreement between Neurotrope, Inc. and the holders of Series A Preferred Stock Purchase Warrants, made as of February 9, 2015 (incorporated by reference from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.28	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by reference from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.29†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015 (incorporated by reference from Exhibit 10.29 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

10.30	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 15, 2015)

10.31	Securities Purchase Agreement, dated November 13, 2015, by and among Neurotrope, Inc. and the buyers signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.32	Registration Rights Agreement, dated November 13, 2015, by and among Neurotrope, Inc. and the buyers signatory thereto (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.33	Form of Series A Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.34	Form of Series B Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.35	Form of Series C Warrant (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.36	Form of Series D Warrant (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.37	Form of Series E Warrant (incorporated by reference from Exhibit 10.6 the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.38	Penny Broker Warrant (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.39	IV Broker Warrant (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.40	Institutional Broker Warrant (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.41	Amendment No. 2 to Preferred Stockholders Agreement (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.42	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.43	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.44	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

14.1	Registrant’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2014)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	XBRL Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of Newark, New Jersey, on March 7, 2016.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Paul E. Freiman	Director and Chairman of the Board	March 7, 2016
Paul E. Freiman

/s/ Charles S. Ramat	Director, President and Chief Executive Officer	March 7, 2016
Charles S. Ramat	(principal executive officer)

/s/ James Gottlieb	Director	March 7, 2016
James Gottlieb

/s/ Jay M. Haft	Director	March 7, 2016
Jay M. Haft

/s/ William Singer	Director, Vice Chairman of the Board	March 7, 2016
William Singer

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice President,	March 7, 2016
Robert Weinstein	Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Susanne Wilke	Director	March 7, 2016
Susanne Wilke

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neurotrope, Inc.

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Friedman LLP
East Hanover, New Jersey
March 7, 2016

Neurotrope, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$11,230,637	$8,010,357
Prepaid expenses	1,489,851	97,073
Subscription receivable	2,761	-

TOTAL CURRENT ASSETS	12,723,249	8,107,430

Fixed Assets, net of accumulated depreciation	59,175	53,618

TOTAL ASSETS	$12,782,424	$8,161,048

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$449,875	$778,753
Accrued expenses	141,525	310,435
Note payable	10,511	-
Accounts payable - related party	-	200,000
Accrued expenses - related party	389,058	-

TOTAL CURRENT LIABILITIES	990,969	1,289,188

Commitments and contingencies

Convertible redeemable preferred stock, Series A, $.0001 par value, 24,325,000 shares authorized; 0 and 21,363,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively. Liquidation preference of $21,363,000 plus dividends accruable at 8% per annum of $2,687,835 at December 31, 2014	-	18,524,163

Convertible redeemable preferred stock, Series B, $.0001 par value, 333,333 shares authorized; 262,349.4 and 0 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively. Liquidation preference of $15,740,963 plus dividends accruable at 8% per annum of $279,824 as of December 31, 2015	11,814,874	-

SHAREHOLDERS' DEFICIT Common stock - 300,000,000 shares authorized, $.0001 par value; 49,170,232 issued and outstanding at December 31, 2015; 24,034,094 shares issued and outstanding at December 31, 2014	4,917	2,403
Additional paid-in capital	27,695,888	6,627,983
Accumulated deficit	(27,724,224)	(18,282,689)

TOTAL SHAREHOLDERS' DEFICIT	(23,419)	(11,652,303)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$12,782,424	$8,161,048

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2015	2014

OPERATING EXPENSES:
Research and development - related party	$2,023,595	$2,223,643
Research and development	2,180,263	1,242,706
General and administrative - related party	804,022	108,693
General and administrative	3,714,943	4,488,415
Stock-based compensation - related party	175,752	252,868
Stock-based compensation	547,182	950,795

TOTAL OPERATING EXPENSES	9,445,757	9,267,120

OTHER INCOME:
Interest income	4,222	13,797

Net loss before income taxes	(9,441,535)	(9,253,323)

Provision for income taxes	-	-

Net loss	$(9,441,535)	$(9,253,323)

Preferred Stock dividends	$(279,824)	$(1,664,219)

Net loss attributable to common shareholders	$(9,721,359)	$(10,917,542)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.36)	$(0.49)

Basic and diluted weighted average common shares outstanding	26,725,000	22,107,000

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2014	21,740,006	$2,174	$3,974,007	$(9,029,366)	$(5,053,185)

Conversion of Series A preferred stock to common stock	1,637,000	164	1,419,246	-	1,419,410

Stock based compensation	-	-	1,203,663	-	1,203,663

Issuance of common stock for consulting services	43,860	4	24,996		25,000

Exercise of common stock warrants	613,228	61	6,071		6,132

Net loss	-	-	-	(9,253,323)	(9,253,323)

Balance, January 1, 2015	24,034,094	$2,403	$6,627,983	$(18,282,689)	$(11,652,303)

Conversion of Series A preferred stock to common stock	21,363,000	2,136	18,522,027	-	18,524,163

Issuance of additional common stock upon Series A anti-dilution	3,208,077	321	(321)		-

Issuance of common stock warrants			1,817,672		1,817,672

Stock based compensation	-	-	722,934	-	722,934

Exercise of common stock warrants	565,061	57	5,594		5,651

Net loss	-	-	-	(9,441,535)	(9,441,535)

Balance December 31, 2015	49,170,232	$4,917	$27,695,888	$(27,724,224)	$(23,419)

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year ended	Year ended
	December 31, 2015	December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,441,535)	$(9,253,323)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	722,934	1,203,663
Consulting services paid by issuance of common stock	-	25,000
Consulting services paid by issuance of Series B units	100,000
Depreciation expense	6,270	1,325
Change in assets and liabilities
Increase in prepaid expenses	(1,392,778)	(10,014)
Increase in subscription receivable	(2,761)	-
Decrease in accounts payable - related party	(200,000)	-
Increase (decrease) in accrued expenses - related party	389,058	(51,779)
(Decrease) Increase in accounts payable	(328,878)	659,146
(Decrease) Increase in accrued expenses	(168,910)	273,406
Total adjustments	(875,065)	2,100,747

Net Cash Used in Operating Activities	(10,316,600)	(7,152,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(11,827)	(54,943)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of preferred stock, net of transaction costs	13,532,546
Proceeds from note payable	28,904	-
Repayments on note payable	(18,394)	-
Proceeds from exercise of common stock warrants	5,651	6,132

Net Cash Provided by Financing Activities	13,548,707	6,132

NET INCREASE (DECREASE) IN CASH	3,220,280	(7,201,387)

CASH AT BEGINNING OF YEAR	8,010,357	15,211,744

CASH AT END OF YEAR	$11,230,637	$8,010,357

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of Series A convertible redeemable preferred stock to common stock	$18,524,163	$1,419,410

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Planned Business:

Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with the Blanchette Rockefeller Neurosciences Institute (“BRNI”), a related party, in this process. The exclusive rights to certain technology were licensed by BRNI to the Company on February 28, 2013 (see Note 6 below).

On August 23, 2013, a wholly-owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013, merged (the “Reverse Merger”) with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became the Company’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock on a one-for-one basis.

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

Note 2 – Going Concern

The audited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, we have generated no revenues to date, have incurred substantial losses and have substantial contractual commitments pursuant to various agreements to which we are a party.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2015, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Property and equipment	$66,770	$54,943
Accumulated depreciation	(7,595)	(1,325)
Property and equipment, net	$59,175	$53,618

Depreciation expense for the years ended December 31, 2015 and 2014 was $6,270 and $1,325, respectively.

Note Payable:

The Company financed its general liability and workers compensation insurance premiums for the insurable period from May 16, 2015 to May 15, 2016. The total principal amount of the unsecured note payable relating to the premiums was $28,904 and bears interest at an annual rate of 4.12%. The Company paid $2,709 as a down payment on May 16, 2015 and 11 additional monthly payments of $2,682 are due commencing June 15, 2015. The net balance of the note payable as of December 31, 2015 was $10,511.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from BRNI that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2015 and 2014.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through December 31, 2015.

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

Note 4 – Contractual Commitments:

Effective as of July 16, 2014, the Company’s former President’s employment as Chief Executive Officer and President of Neurotrope BioScience and the Company was terminated. In connection with the termination, effective as of July 16, 2014, Neurotrope BioScience and its former President entered into a separation agreement and general release on October 9, 2014 (the “Separation Agreement”). In 2014, approximately $282,000 was paid to him pursuant to the Separation Agreement. All remaining payments due were paid during the year ended December 31, 2015.

Effective February 28, 2013, the Company executed an agreement with Ramat Consulting Corp. (“Ramat”), a party related to the Company’s current President and CEO Charles S. Ramat, for consulting services, including business development and marketing consulting, for a five-year period, subject to annual renewals thereafter. The Ramat agreement was amended on February 2, 2015 to add Mr. Ramat’s duties as the Company’s President and CEO. Ramat's annual fee is $50,000, plus pre-approved travel and other reimbursable expenses. Ramat was issued a non-qualified option, with a term of ten years, to purchase 300,000 shares of common stock of the Company at an exercise price of $1.00 per share. The option vested with respect to 20% of the shares as of February 28, 2013, and the balance vest on a daily basis over the four-year period beginning on February 28, 2013.

On October 1, 2013, the Company executed a four-year employment agreement, effective October 1, 2013, with Robert Weinstein, its current Executive Vice President, Chief Financial Officer, Treasurer and Secretary. The current agreement provides for an annual salary of $275,000 beginning January 1, 2015 plus bonus. On October 1, 2013, the Company’s Board of Directors (the “Board”) granted an incentive stock option to Mr. Weinstein under the 2013 Plan to purchase 650,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.00 per share. These options vest 25% per year over four years, with accelerated vesting of 25% upon a termination without cause or for good reason. On November 12, 2015, the Company and Robert Weinstein, the Chief Financial Officer of the Company, agreed to provide that Mr. Weinstein’s bonus is fully discretionary from inception of his employment contract to expiration of the contract.

On January 16, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s former Vice President – Commercial Operations. This employment letter provided for an annual salary of $210,000. On January 23, 2014, the Board granted an incentive stock option to its Vice President – Commercial Operations under the 2013 Plan to purchase 100,000 shares of the Company’s common stock, with a term of ten years, exercisable at $1.76 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. On May 15, 2015, the Vice President – Commercial Operations was terminated without cause. As a result, the Company paid a severance payment of approximately $40,000 during the nine months ending September 30, 2015. In addition, on June 17, 2015, the Vice President signed a separation agreement in which he deferred payment of his remaining severance due him of $175,000. Receipt of said amount is contingent upon the Company raising additional capital in excess of $7.5 million. On November 11, 2015, the Vice President agreed to accept $87,500 as full settlement of his severance arrangement and the Company paid this severance amount as of December 31, 2015.

On January 22, 2014, the Company executed a four-year employment agreement with Neurotrope BioScience’s former Vice President and Chief Medical Officer. On October 31, 2014, the Company terminated him without cause. Approximately $217,000 was accrued for this severance arrangement in 2014 and paid in February 2015.

On June 1, 2014, the Company executed a four-year employment letter with Neurotrope BioScience’s former Executive Director – Pharmacology. This employment letter provided for an annual salary of $180,000. On July 16, 2014, the Board granted an incentive stock option to the Executive Director-Pharmacology for the purchase of 50,000 shares of the Company’s common stock with a term of ten years, exercisable at $1.24 per share. These options vest 20% per year over five years. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. On May 15, 2015, the Executive Director – Pharmacology was terminated without cause. On November 11, 2015, the Executive Director agreed to a payment of $37,500 to fully satisfy the Company’s severance obligation and this amount was paid as of December 31, 2015.

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

On September 12, 2014, the Board elected Mr. Ramat to be the Company’s President and Chief Executive Officer and Mr. Freiman to be the Company’s Chairman of the Board. In consideration of the services that Mr. Ramat will provide to the Company as President and CEO, the Company agreed to pay Mr. Ramat $400,000 per year with a bonus opportunity of up to 50% of such amount after one (1) year of service, which arrangement could have been terminated by either party on 60 days’ notice. The compensation payments to Mr. Ramat replaced the $20,000 per month consulting fee of July 16, 2014. Mr. Freiman’s compensation remains at $20,000 per month as Chairman of the Board. In addition to his salary for services as President and Chief Executive Officer of the Company, Mr. Ramat continued to be paid under an agreement with the Company pursuant to which he received $50,000 per year until September 28, 2015 when the Company and Mr. Ramat entered into an Employment Agreement described below. Messrs. Ramat and Freiman voluntarily deferred part of their compensation in order for the Company to conserve cash.

In addition, on September 12, 2014, Messrs. Ramat and Freiman were granted non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per share, were fully vested upon grant, and have a ten-year life.

As of November 1, 2014, Neurotrope BioScience entered into an employment agreement for one (1) year with provisions for automatic renewals, with its Executive Vice President, Development and Chief Medical Officer. This agreement provided for an annual salary of $325,000. In addition, the employment agreement provided for a signing bonus of $102,083 in total, payable $8,507 monthly (if employed during the applicable payment cycle) and a discretionary bonus of up to 50% of base salary. In connection with his employment and as of his date of hire, the Company’s Compensation Committee authorized a grant of a non-qualified stock option to such officer under the 2013 Plan to purchase 250,000 shares of the Company’s common stock, with a term of ten years, exercisable at $0.71 per share. These options vest 20% per year over five years commencing November 1, 2015. Vested options will terminate, to the extent not previously exercised, upon the occurrence of the first of the following events: (a) ten years from the date of grant; or (b) the expiration of one year from the date of death, disability or the termination of employment. As of November 9, 2015, this executive resigned as an officer from Neurotrope BioScience and will remain as Acting Chief Medical Officer until the appointment of his successor.

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

Pursuant to the Stanford Agreement, in 2014, the Company paid Stanford a total of $60,850, of which $48,564 was expensed by the Company in 2014 with the balance expensed during the six month period ending June 30, 2015. The Company is also obligated to pay Stanford: (a) a $10,000 annual license maintenance fee; (b) milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product; and (c) low single-digit royalties on net sales of licensed products. During the fiscal year ended December 31, 2015, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, the Company may terminate the Stanford Agreement at any time upon 60 days’ written notice to Stanford.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass-through expenses. The Company has incurred a total of $687,112 in fees, $377,225 and $417,877 of which are included in the balance sheet as payables as of December 31, 2015 and December 31, 2014, respectively.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of PKCε, which includes Niemann-Pick C Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use.

Pursuant to the Mount Sinai Agreement, Neurotrope BioScience is obligated to pay a $25,000 license initiation fee to Mount Sinai. Neurotrope BioScience is also obligated to pay Mount Sinai (a) a $10,000 annual license maintenance fee until minimum royalty payments are due, (b) milestone payments in the aggregate amount of up to $3,500,000 upon the achievement of certain product development events relating to the approval of a Mount Sinai Licensed Product in the United States and other jurisdictions, (c) low single-digit royalties on net sales of the Mount Sinai Licensed Products, and (d) a portion of sublicense fees ranging from a significant double-digit percentage based on sublicensing before completion of in vivo proof-of-concept experiments to a mid-single digit percentage after product approval. In 2014, the Company paid Mount Sinai $25,000, which represents the license initiation fee described above. In addition, the Company paid its annual license maintenance fee of $10,000 during the year ended December 31, 2015, which will be amortized over the applicable one-year licensing period.

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

The term of the Mount Sinai Agreement began upon signing and will expire with respect to each Mount Sinai Licensed Product on a Mount Sinai Licensed Product-by-Mount Sinai Licensed Product basis and country-by-country basis, from first commercial sale until the latest of: (a) expiration of the last to expire Joint Patent Rights covering such Mount Sinai Licensed Product in such country; (b) expiration of any market exclusivity period granted by a regulatory agency with respect to such Mount Sinai Licensed Product in such country; or (c) ten years after the first commercial sale of such Mount Sinai Licensed Product in such country.

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

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s Disease (the “Study”). Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement. On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million are to be paid over the period from January 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice.

Unless earlier terminated under the provisions of the Services Agreement, the Services Agreement will expire upon WCT’s completed performance of the services thereunder (including delivery of all the deliverables) and WCT’s receipt of all payments from Neurotrope BioScience that are due under the Agreement. In addition to Neurotrope BioScience’s termination right described above, Neurotrope BioScience may terminate the Agreement immediately due to patient safety or regulatory request. Further, under the Agreement, either Neurotrope BioScience or WCT may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach. Additionally, either Neurotrope BioScience or WCT may terminate the Agreement upon notice to the other party if the other party is adjudicated insolvent or petitions for relief under any insolvency, re-organization, receivership, liquidation, compromise, or any moratorium statute.

Also, in connection with the execution of the Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its BRNI License Agreement (see Note 6 below).

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, are also directors of BRNI. Mr. Singer is the president of BRNI. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 18.4% of the Company's outstanding common stock as of December 31, 2015.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with BRNI, a related party, and NRV II, LLC (“NRV II”), another affiliate of BRNI, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License Agreement”). The BRNI License Agreement amended and restated the TLSA, as amended. Under the terms of the BRNI License Agreement, BRNI shall provide research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II by BRNI as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic and diagnostic applications for Alzheimer’s Disease and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the BRNI License Agreement requires Neurotrope BioScience to enter into scope of work agreements with BRNI as the preferred service provider for any research and development services or other related scientific assistance and support services.

In addition, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). The BRNI License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the BRNI License Agreement, the Company is required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Stock financings or any subsequent rounds of financing prior to a public offering, less commissions.

On November 12, 2015, Neurotrope BioScience, BRNI, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which BRNI granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay BRNI prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of December 31, 2015, the Company recorded a liability of $348,011 resulting from this Amendment.

Pursuant to the BRNI License Agreement, on February 4, 2015, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement (the “February 2015 SOW”). The February 2015 SOW was effective as of October 1, 2014 and ended on September 30, 2015. In consideration for the February 2015 SOW, BRNI agreed to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s Investigative New Drug Application (IND) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKCε activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for the purpose of developing a commercially usable PKCε activator. Under the BRNI License Agreement, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of Alzheimer’s disease in humans (the “AD Diagnostic Test”). Further, under the February 2015 SOW, Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically reverted to BRNI based on certain contractual conditions on July 10, 2015. The remaining terms and conditions of the BRNI License Agreement, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.  For the year ended December 31, 2015, Neurotrope BioScience incurred $2,052,595 in expenses relating to the February 2015 SOW.

On November 12, 2015, Neurotrope BioScience and BRNI entered into a new statement of Work Agreement (the “November 2015 SOW Agreement”) pursuant to the TLSA. The November 2015 SOW Agreement is effective as of November 1, 2015 and continues until December 31, 2016. Pursuant to the November 2015 SOW Agreement, Neurotrope BioScience agreed to pay BRNI one million one hundred sixty six thousand six hundred sixty six dollars ($1,166,666) in service fees payable in the amount of eighty three thousand three hundred thirty three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope BioScience for the further development of Neurotrope’s bryostatin drug platform.

Also on November 12, 2015, the Company, Neurosciences Research Ventures, Inc. (“NRV”), Dan Alkon and Northlea Partners LLP agreed to terminate the Amended and Restated Stockholders Agreement, dated August 23, 2013, in its entirety. On November 12, 2015, Neurotrope and NRV entered into a letter agreement (the “Letter Agreement”) pursuant to which the Company agreed to take such reasonable actions within its control so that two (2) representatives designated by NRV (the “NRV Designees”) are nominated for election to the board of directors of the Company (the “Board”) at each annual meeting of stockholders until such time as the TLSA is no longer in effect. Furthermore, the Company will use its best efforts to ensure that (i) each NRV Designee is included in the Board’s slate of nominees to the stockholders for each election of directors, and (ii) each NRV Designee is included in the proxy statement for every meeting of the stockholders of the Company called with respect to the election of members of the Board.

See below regarding the letter agreement pertaining to director nominees of NRV and regarding the resignation of Dr. John Abeles, who was previously an “Abeles Designee” of the “Majority Abeles Stockholders” pursuant to the director designee provisions of the terminated Amended and Restated Stockholders Agreement.

Dr. Daniel Alkon, is the Chief Scientific Officer of the Company and has been an advisor to Neurotrope BioScience since its formation. Dr. Alkon has been the founding Scientific Director of BRNI since 1999. Dr. Alkon occupies the Toyota Chair in Neuroscience at BRNI. In this position, he and his team conduct multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. He is also a professor at BRNI. Dr. Alkon is not an employee of Neurotrope BioScience.

On November 11, 2015, Dr. John Abeles informed the Board of Directors of the Company that he was resigning as a director of the Company effective as of November 12, 2015. Dr. Abeles agreed to provide consulting services to the Company for a period of approximately one year.

See Note 4 above for additional related party transactions.

Note 7 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $22,404,364 for the period from October 31, 2012 (inception) through December 31, 2015. The net operating loss carryforwards resulted in a deferred tax asset of approximately $7,625,000 at December 31, 2015. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $300,000 as of December 31, 2015. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (ISOs) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the year ended December 31, 2015, upon the consent of the holders of the majority of outstanding shares of Series A Stock, 228 holders of 21,363,000 total shares of Series A Stock converted that Series A Stock into 24,571,077 shares of Neurotrope’s common stock consisting of 21,363,000 common shares based upon the holders’ original positions plus an additional 3,208,077 resulting from weighted average anti-dilution triggered by the vote of the Company’s stockholders in November 2015 (see Note 9 below). In addition, 14 holders of 565,061 warrants exercisable at $0.01 per share of common stock exercised their warrants for an aggregate of 565,061 shares of common stock. During the year ended December 31, 2014, ten holders of 1,637,000 total shares of Series A Stock converted that Series A Stock into 1,637,000 shares of Neurotrope’s common stock and five holders of 613,228 warrants exercisable at $0.01 per share of common stock exercised their warrants for an aggregate of 613,228 shares of Neurotrope’s common stock.

Note 9 – Preferred Stock and Warrants:

A summary of the Company’s warrant activity for the year ending December 31, 2015 is as follows:

	Warrants Outstanding	Weighted- Average Exercise Price
Outstanding at January 1, 2015	1,611,772	$0.82
Warrants granted	133,781,529	$1.06
Warrants exercised	(565,061)	$0.01
Outstanding at December 31, 2015	134,828,240	$1.06

As of September 2, 2014, the Company and the holders of a majority of the Company’s Series A Stock entered into an amendment (the “Amendment”) to the Preferred Stockholders Agreement, dated as of August 23, 2013 (the “Preferred Stockholder Agreement”). Under the terms of the Amendment, the parties removed provisions relating to the right of first refusal and certain prohibitions relating to transfers, which were set forth in the Preferred Stockholder Agreement. In addition, the parties made other technical changes to the terms of the Preferred Stockholder Agreement.

On November 13, 2015, Neurotrope, Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors and qualified institutional buyers (the “Buyers”) to sell a minimum of $5,000,000 and a maximum of $15,000,000 of its securities, with an over-allotment option of up to an additional $5,000,000 in gross proceeds in a private placement (the “Private Placement”). Pursuant to the Purchase Agreement, the Company agreed to sell to the Buyers 25,716,534 units (each, a “Unit”) in the Private Placement at a per Unit purchase price equal to $0.60. Each Unit sold in the Private Placement consisted of (i) one one-hundredth share of Series B Stock, convertible into one share of the Company’s common stock (“Common Stock”), (ii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date five years from the date of issuance, one share of Common Stock (the “Series A Warrant”), (iii) one warrant to acquire, at an exercise price of $0.80 per share with an expiration date of one year life from the date of issuance, one share of Common Stock (the “Series B Warrant”), (iv) one warrant to acquire, at an exercise price of $1.25 per share with an expiration date of five years from the issuance date, one share of Common Stock (the “Series C Warrant”), (v) one warrant, which is contingent upon the exercise of the Series B Warrant, to acquire, at an exercise price of $1.00 per share with an expiration date that is five years from the date of the initial exercise of the Series B Warrant, one share of Common Stock (the “Series D Warrant”), and (vi) one warrant, which is contingent upon the exercise of the Series C Warrant, to acquire, at an initial exercise price of $1.50 per share with an expiration date that is five years from the date of the initial exercise of the Series C Warrant, one share of Common Stock (the “Series E Warrant”, and together with the Series A Warrant, the Series B Warrant, the Series C Warrant and the Series D Warrant, the “Investor Warrants”). The exercise prices of the Investor Warrants are initially subject to full protection for dilutive issuances. The Series A Warrant and Series B Warrant each contain a mandatory exercise right of the Company to force exercise of the warrant if the Company’s Common Stock trades at or above $1.50 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). The Series C Warrant contains a mandatory exercise right of the Company to force exercise of the warrant if the Company’s Common Stock trades at or above $2.00 for 20 consecutive trading days (subject to certain conditions, including a $150,000 minimum daily volume requirement). In addition, pursuant to the Purchase Agreement, the Company may sell, in one additional closing on the same terms and conditions as those contained in the Purchase Agreement, additional Units to one or more buyers (each, an “Additional Investor”), each of which is either (a) an institutional investor that focuses on the biotech industry, (b) an investor of the Company’s Series A Stock, (c) any investor investing under $5,000 or (d) any person approved in writing by each of those Buyers who are institutional investors and such Buyer’s purchase price (together with such Buyer’s institutional affiliates) equals or exceeds $1,000,000 (the “Large Buyers”). The Large Buyers also have certain consent rights with respect to any Additional Investor. In connection with the Private Placement, the holders of the Company’s Series A Stock have consented to convert their holdings into Common Stock (see Note 8 above.) The closing of the Private Placement was subject to customary closing conditions. The gross proceeds from the closing of the initial portion of the Private Placement (the “Initial Closing”) were approximately $15,330,000.

In connection with the signing of the Purchase Agreement, the Company and the Buyers entered into a registration rights agreement (the “Registration Rights Agreement”) on November 13, 2015. Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the SEC a registration statement (the “Registration Statement”) covering the resale of 150% of the number of shares underlying the Series B Stock, the Investor Warrants and the Broker Warrants (as defined below) within 30 days following the date of the Initial Closing (the “Initial Closing Date”). In connection with the Company’s obligations under the Registration Rights Agreement, on December 11, 2015, the Company filed a registration statement on Form S-1, as amended on January 14, 2016 (File No. 333-208502), and subsequently declared effective on January 19, 2016, with the SEC relating to the Registrable Securities which names each of the holders of the Registrable Securities as a selling stockholder thereunder.

The Company has granted the Buyers customary indemnification rights in connection with the Registration Statement. The Buyers have also granted the Company customary indemnification rights in connection with the Registration Statement.

In connection with the Private Placement, the Company has agreed to pay Katalyst Securities LLC, the placement agent for the Private Placement (“Katalyst”), a cash fee at each closing in the Private Placement (each, a “Closing”) equal to 10% of each Closing’s gross proceeds from any sale of the Units in the offering purchased by those Buyers directly introduced to the Company by Katalyst and any investment by an entity specifically formed by a person directly introduced to the Company by Katalyst for the purpose of making an investment in the Company (collectively referred to as “Placement Agent Investors”). Also, at each Closing, the Company will deliver to Katalyst warrants exercisable for a period of 5 years from the date of the Initial Closing to purchase a number of shares of the Company’s common stock equal to 10% of the number of Units purchased by any Placement Agent Investors who are institutional investors (the “Institutional Placement Agent Investors”) with an exercise price of $1.50, which shall be lowered to $0.80 on the date of the exercise (if any) of all of the Series A Warrants or all of the Series B Warrants (the “Institutional Broker Warrant”). In addition, at each closing, the Company will deliver to Katalyst warrants exercisable for a period of five years from the date of the Initial Closing to purchase a number of shares of the Company’s common stock equal to 10% of the number of Units purchased by any Placement Agent Investors who are not Institutional Placement Agent Investors (“Placement Agent Retail Investors”) with exercise prices as apportioned as follows: (x) 25% of such number of warrants shall be exercisable for common stock at an exercise price of $0.01 per share (“Penny Broker Warrant”) and (y) 75% of such number of warrants shall be exercisable for common stock at an exercise price of $0.60 per share (the “IV Broker Warrant” and collectively with the Institutional Broker Warrant and the Penny Broker Warrant, the “Broker Warrants”).

The Company shall also pay Katalyst the fees set forth above if during the Post-Offering Period (as defined below) any person or entity contacted by Katalyst who met with executives of the Company prior to the applicable closing date invests in the Company pursuant to which the Company receives the proceeds (each, a “Post-Closing Investor”), regardless of whether or not such Post-Closing Investor also invested in the offering. For purposes hereof, “Post-Offering Period” means the later of the date that is (i) twenty-four (24) months after the termination of the private placement of a minimum of gross proceeds of $5,000,000 and (ii) the final closing date of the Private Placement. The Company shall also pay Katalyst cash in an amount equal to one percent (1%) of the gross offering proceeds delivered to the Company by Katalyst, for non-accountable expenses.

In connection with the Private Placement, the Company and certain of its prior investors entered into Amendment No. 2 to the Preferred Stockholders Agreement (the “Amendment No. 2”), which amended the Preferred Stockholder Agreement. Amendment No. 2 to the Preferred Stockholders Agreement modified certain registration rights held by the stockholders party to such agreement, including the exclusion of the Purchase Agreement, the Registration Rights Agreement and related agreements from certain “piggy-back” registration rights and limitations on subsequent registration rights. Pursuant to the Amendment No. 2, the Company also agreed to amend certain restrictions on transfer and waive the lock-up in the Preferred Stockholder Agreement. Further, the Company agrees that promptly following the filing of the Registration Statement pursuant to the Registration Rights Agreement, if the Company is then eligible to do so, it will prepare and file a post-effective amendment to the S-1 Registration Statement (defined below) on Form S-3 with the SEC, to convert the S-1 Registration Statement into a registration statement on Form S-3. As used herein, “S-1 Registration Statement” means the registration statement on Form S-1 (SEC file number 333-200664) filed with the SEC on December 1, 2014, as amended by the Company (by pre-effective amendments) and declared effective by the SEC on February 12, 2015, as further amended by the Post-Effective Amendment No. 1 to Form S-1 (on Form S-1/A) filed with the SEC on April 8, 2015, which was declared effective on May 11, 2015, and as further amended or supplemented from time-to-time.  The Amendment No. 2 was terminated on November 12, 2015 and replaced with a letter agreement – see Note 6 above.

Important Additional Information

Effective November 13, 2015, the Company filed the Certificate of Designations, Preferences and Rights of Series B Convertible Preferred Stock (the “Series B COD”) with the Secretary of State of the State of Nevada. The initial number of authorized shares of the Series B Stock is 333,333 and each share of the Series B Stock has a par value of $0.0001. Pursuant to the Series B COD, the Series B Stock ranks prior and superior to all of the Common Stock, the Company’s Series A Stock and any other capital stock of the Company with respect to the preferences as to dividends, distributions and payments upon the liquidation, dissolution and winding up of the Company. From and after the date of the issuance of any shares of Series B Stock, dividends at the rate per annum of $0.08 per 1/100th share shall accrue on such Series B Stock, but such dividends are only paid if declared or on liquidation of the Series B Stock. Pursuant to the Series B COD, the Company is required to reserve 150% of the number of shares of Common Stock necessary to effect the conversion of all outstanding Series B Stock and the conversion price of each 1/100th share of Series B Stock is subject to full protection for dilutive issuances.

Further, the Company may not enter into certain fundamental transactions without the consent of the holders of the majority of the outstanding shares of Series B Stock on the applicable date and certain enumerated holders (the “Required Holders”). In the event of a change of control of the Company, the holders of Series B Stock are allowed to have their shares redeemed by the Company under certain terms. The Company also cannot, without first obtaining the prior written consent of the Required Holders, (i) increase the authorized number of shares of Series B Stock, (ii) amend, alter or repeal any provision of the Series B COD or the Corporation’s Articles of Incorporation, Bylaws or the Certificate of Designations, Preferences and Rights of Series A Convertible Preferred Stock (the “Series A COD”) in a manner that adversely affects the powers, preferences or rights of the Series B Stock, (iii) create, or authorize the creation of, or issue, or authorize the issuance of any debt security or any equity security or incur, or authorize the incurrence of any other indebtedness, (iv) create, or authorize the creation of, or issue or obligate itself to issue shares of, any additional class or series of capital stock unless the same ranks junior to the Series B Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Corporation, the payment of dividends and rights of redemption, or increase the authorized number of shares of Series B Stock or increase the authorized number of shares of any additional class or series of capital stock unless the same ranks junior to the Series B Stock with respect to the distribution of assets on the liquidation, dissolution or winding up of the Corporation, the payment of dividends and rights of redemption, or (v)  in any manner, issue or sell any rights, warrants or options to subscribe for or purchase shares of Common Stock or securities directly or indirectly convertible into or exchangeable or exercisable for shares of Common Stock at a price which varies or may vary with the market price of the shares of Common Stock, including by way of one or more reset(s) to any fixed price, unless the conversion, exchange or exercise price of any such security cannot be less than the then applicable conversion price.

All of the Series B Stock will be automatically converted if (i) within 12 months of the date that the Series B COD is filed in the State of Nevada, the Company undertakes a reverse stock split of its Common Stock (the “Reverse Stock Split”) with the intention of listing its shares of Common Stock (or having its shares of Common Stock quoted on) a stock exchange registered as a “National Securities Exchange” pursuant to Section 6 of the Securities Exchange Act of 1934, as amended, and (ii) as a result of the Reverse Stock Split, the Company meets or exceeds the minimum listing requirements of a National Securities Exchange.

On November 30, 2015, the “Company entered into documentation relating to the second and final closing (the “Final Closing”) of a private placement financing (the “Private Placement”) pursuant to the previously disclosed Securities Purchase Agreement, dated November 13, 2015 (the “Purchase Agreement”) entered into with certain accredited investors and qualified institutional buyers (the “Buyers”). In the Final Closing, the Company sold 518,406 units, with each unit consisting of one one-hundredth share of Series B Stock convertible into one share of the Company’s Common Stock and Series A-E Warrants. The Final Closing in the Private Placement was provided for and contemplated by the Purchase Agreement. The closing of the Private Placement was subject to customary closing conditions. The gross proceeds from the closing of the Private Placement were approximately $311,000.

As previously disclosed, in connection with the signing of the Purchase Agreement, the Company and the Buyers entered into a registration rights agreement (the “Registration Rights Agreement”), dated November 13, 2015, to which the Buyers in the Final Closing are also parties. Under the terms of the Registration Rights Agreement, the Company agreed to prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement (the “Registration Statement”) covering the resale of 150% of the number of shares underlying the Series B Stock, the Investor Warrants and the Broker Warrants (as defined below) within 30 days following November 13, 2015, the date of the initial closing (the “Initial Closing Date”). The Company will use its best efforts to have the Registration Statement declared effective by the SEC by the earlier of the (A) 90th calendar day after the Initial Closing Date or, in the event that the SEC or the SEC staff cause a delay in the effectiveness of such Registration Statement due to comments regarding the number of shares being registered, then the 120th calendar day after the Initial Closing Date and (B) second business day after the date the Company is notified (orally or in writing, whichever is earlier) by the SEC that such Registration Statement will not be reviewed or will not be subject to further review. In the event that the Company fails to timely file or achieve effectiveness, maintain the effectiveness of the Registration Statement or to file any reports with respect to certain public information, then the Company must pay to each holder of the Registrable Securities an amount in cash equal to 1% of such holder’s Stated Value (as such term is defined in the Series B COD) of its Series B Stock on the date of such failure and 2% of such holder’s Stated Value of its Series B Stock on every 30 day anniversary until such failure is cured.

The Company granted the Buyers customary indemnification rights in connection with the Registration Statement. The Buyers also granted the Company customary indemnification rights in connection with the Registration Statement.

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

Also, on July 23, 2014, the Board granted non-qualified stock options to three directors, each in the amount of 100,000 shares of common stock; 50,000 of which have an exercise price equal to $1.11 per share, which vested on the date of the grant hereof; and 50,000 of which have an exercise price equal to two times the value of the exercise price of the first 50,000 options, or $2.22 per share, which vest daily over four (4) years (assuming continued service on behalf of the Company), up to 25% per year, until the grant is fully vested on July 23, 2018.

On September 12, 2014, the Board granted the Company’s Chief Executive Officer and Chairman non-qualified options to purchase 250,000 and 50,000 shares of the Company’s common stock, respectively, which have an exercise price of $0.60 per share, are fully vested upon grant and have a term of ten years. Also, the Board granted 300,000 non-qualified stock options to a newly appointed director with a term of ten years, exercisable at $0.60 per share and vesting daily over five years commencing September 12, 2014.

On March 19, 2015, the Company issued stock options to purchase 20,000 shares of the Company’s common stock to one employee with a term of ten years, exercisable at $1.17 per share and vesting 20% per year commencing March 19, 2016. In addition, the Company issued stock options to purchase 50,000 shares of the Company’s common stock to one consultant with a term of ten years, exercisable at $1.17 per share and vesting over four years beginning September 15, 2014. As of September 30, 2015, the consultant’s options terminated with no vested options exercised based upon the consultant not renewing their consulting agreement with the Company.

On November 17, 2015, the Company issued stock options to purchase 100,000 shares of the Company’s common stock to our President and Chief Executive Officer with a term of ten years, exercisable at $0.60 per share, vested immediately upon grant. In addition, on November 19, 2015, the Company issued stock options to purchase a total of 1,075,000 shares of the Company’s common stock with a term of ten years, exercisable at $0.80 per share vesting 25% on the issuance date and 25% each anniversary for three years. Of the total, 600,000 options to purchase to our President and Chief Executive Officer, 200,000 to the Company’s Chairman of the Board, 50,000 each to two directors, 100,000 to our Chief Financial Officer and 75,000 to two employees.

The following is a summary of stock option activity under the stock option plans for the years ended December 31, 2015 and 2014:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at December 31, 2013	6,249,952	$1.48	8.9	$2,605
Options granted	2,350,000	$1.29
Less options forfeited	(830,750)	$1.77
Less options exercised	0	$0.00
Options outstanding at December 31, 2014	7,769,202	$1.40	8.5	$255
Options granted	1,245,000	$0.80
Less options forfeited	(350,000)	$1.02
Less options expired	(81,250)	$1.40
Less options exercised	0	$0.00
Options outstanding at December 31, 2015	8,582,952	$1.32	8.2	$0
Options exercisable at December 31, 2015	5,776,716	$1.41	7.5	$0

The following is a summary of stock options outstanding under the plans as of December 31, 2015:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.01 - $ 0.71	750,000	8.86	$0.61	528,082	$0.61
$ 0.80 - $ 1.00	3,120,548	8.44	$0.93	1,343,394	$0.96
$ 1.11 - $ 1.55	1,120,000	8.24	$1.32	783,589	$1.23
$ 1.64 - $ 2.22	3,592,404	7.80	$1.82	3,121,651	$1.78
	8,582,952	8.18	$1.32	5,776,716	$1.41

The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2015 and 2014 was $0.46, and $0.86, respectively.

As of December 31, 2015, there were approximately $1.9 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.77 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the year ended December 31, 2015 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 90.11%; Risk-free interest rate 2.23%; weighted average grant date fair value of $0.46 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $722,934 and $1,203,663 for the years ended December 31, 2015 and 2014, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board of Directors amended the option agreements granted to all its officers and directors to clarify that the options were to be deemed non-qualified stock options.

Note 11 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at December 31, 2015:

Common Stock Reserved
Common stock warrants outstanding	134,828,240
Common stock for potential anti-dilution of warrants	67,288,955
Common stock options outstanding	8,582,952
Conversion of Series B Stock	26,234,940
Common stock for potential anti-dilution of Series B Stock	13,117,470
Total	250,052,557

On February 9, 2015, the holders of placement agent warrants to purchase an aggregate of 1,325,000 shares of our Series A Stock entered into Conversion Agreements with us pursuant to which such holders’ placement agent warrants to purchase Series A Stock were converted, for no additional consideration, into common stock purchase warrants to purchase an aggregate of 1,325,000 shares of our common stock.

Resulting from the November 2015 Private Placement, the Company is required to reserve shares of its common stock to accommodate up to an additional 50% issuable upon potential dilution to the Series B Stock and all the Series A through E Warrants issued in the November 2015 Private Placement plus the placement agent warrants issued as fees relating to the November 2015 Private Placement.

Note 12 – Subsequent Events:

On February 11, 2016, Larry Altstiel resigned from the board of directors. Effective February 15, 2016, Susanne Wilke was nominated to the board of directors to fill the vacancy left by Mr. Altstiel’s departure.

As of February 24, 2016, placement agent warrants to purchase 2,619 shares of our common stock at $0.01 per share have been exercised.

