Form 10-Q
period 2016-03-31
Neurotrope, Inc.
filed 2016-05-13
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 9, 2016, there were 49,277,851 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our ability to secure suitable financing to continue with our existing business or change our business and conclude a merger, acquisition or combination with a business prospect, economic, political and market conditions and fluctuations, government and industry regulation, interest rate risk, U.S. and global competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31,	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$10,070,027	$11,230,637
Prepaid expenses	617,944	1,489,851
Subscription receivable	-	2,761

TOTAL CURRENT ASSETS	10,687,971	12,723,249

Fixed Assets, net of accumulated depreciation	59,518	59,175

TOTAL ASSETS	$10,747,489	$12,782,424

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$469,795	$449,875
Accrued expenses	55,252	141,525
Note payable	2,628	10,511
Accrued expenses - related party	351,344	389,058

TOTAL CURRENT LIABILITIES	879,019	990,969

Commitments and contingencies

Convertible redeemable preferred stock, Series B, $.0001 par value, 333,333 shares authorized;
261,299.4 issued and outstanding at March 31, 2016 and 262,349.4 shares issued and outstanding at December 31, 2015.
Liquidation preference of $15,677,963 at March 31, 2016 and $15,740,963 at December 31, 2015.
plus dividends accruable at 13.3% per annum of $799,864 as of March 31, 2016 and $279,824 as of December 31, 2015.	11,769,531	11,814,874

SHAREHOLDERS' DEFICIT
Common stock - 300,000,000 shares authorized, $.0001 par value;
49,277,851 issued and outstanding at March 31, 2016;
49,170,232 shares issued and outstanding at December 31, 2015	4,928	4,917
Additional paid-in capital	27,946,292	27,695,888
Accumulated deficit	(29,852,281)	(27,724,224)

TOTAL SHAREHOLDERS' DEFICIT	(1,901,061)	(23,419)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,747,489	$12,782,424

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31	March 31
	2016	2015

OPERATING EXPENSES:
Research and development - related party	$250,000	$600,000
Research and development	892,737	492,657
General and administrative - related party	27,000	27,000
General and administrative	755,352	1,186,358
Stock-based compensation - related party	43,817	43,336
Stock-based compensation	161,229	18,486

TOTAL OPERATING EXPENSES	2,130,135	2,367,837

OTHER INCOME:
Interest income	2,078	1,568

Net loss before income taxes	(2,128,057)	(2,366,269)

Provision for income taxes	-	-

Net loss	$(2,128,057)	$(2,366,269)

Preferred Stock dividends	$(520,040)	$(60,406)

Net loss attributable to common shareholders	$(2,648,097)	$(2,426,675)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.05)	$(0.10)

Basic and diluted weighted average common shares outstanding	49,183,000	25,016,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2016	49,170,232	$4,917	$27,695,888	$(27,724,224)	$(23,419)

Conversion of Series B preferred stock to common stock	105,000	11	45,332	-	45,343

Stock based compensation	-	-	205,046		205,046

Exercise of common stock warrants	2,619	-	26		26

Net loss	-	-	-	(2,128,057)	(2,128,057)

Balance March 31, 2016	49,277,851	$4,928	$27,946,292	$(29,852,281)	$(1,901,061)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2016	March 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,128,057)	$(2,366,269)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	205,046	61,822
Depreciation expense	1,715	1,436
Change in assets and liabilities
Decrease in prepaid expenses	871,907	40,108
Decrease in subscription receivable	2,761	-
(Decrease) in accrued expenses - related party	(37,714)	(200,000)
Increase in accounts payable	19,920	184,644
(Decrease) in accrued expenses	(86,273)	(254,285)
Total adjustments	977,362	(166,275)

Net Cash Used in Operating Activities	(1,150,695)	(2,532,544)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,058)	(3,043)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments on note payable	(7,883)	-
Proceeds from exercise of common stock warrants	26	2,363

Net Cash Provided by Financing Activities	(7,857)	2,363

NET DECREASE IN CASH	(1,160,610)	(2,533,224)

CASH AT BEGINNING OF YEAR	11,230,637	8,010,357

CASH AT END OF PERIOD	$10,070,027	$5,477,133

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of convertible redeemable preferred stock to common stock	$45,343	$2,256,504

See accompanying notes to condensed consolidated financial statements.

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

On August 23, 2013, a wholly-owned subsidiary of Neurotrope, Inc. (formerly “BlueFlash Communications, Inc.”), Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013, merged with and into Neurotrope BioScience (the “Reverse Merger”). Neurotrope BioScience was the surviving corporation in the Reverse Merger and became the Company’s wholly-owned subsidiary. All of the outstanding Neurotrope BioScience common stock was converted into shares of Neurotrope, Inc. common stock, par value $0.0001 per shares (the “Common Stock”) on a one-for-one basis.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

Note 2 – Going Concern

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

Note 3 – Summary of Significant Accounting Policies:

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

Reclassifications:

Certain reclassifications have been made to the 2015 financial statements to conform to the consolidated 2016 financial statement presentation. These reclassifications had no effect on net loss or cash flows as previously reported.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2016, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	March 31, 2016	December 31, 2015
Property and equipment	$68,828	$66,770
Accumulated depreciation	(9,310)	(7,595)
Property and equipment, net	$59,518	$59,175

Depreciation expense for the three months ended March 31, 2016 and 2015 was $1,715 and $1,436, respectively.

Note Payable:

The Company financed its general liability and workers compensation insurance premiums for the insurable period from May 16, 2015 to May 15, 2016. The total principal amount of the unsecured note payable relating to the premiums was $28,904 and bears interest at an annual rate of 4.12%. The Company paid $2,709 as a down payment on May 16, 2015 and 11 additional monthly payments of $2,682 are due commencing June 15, 2015. The net balance of the note payable as of March 31, 2016 was $2,628.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from BRNI that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2016 and December 31, 2015.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through March 31, 2016.

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for us on January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

Note 4 – Contractual Commitments:

The Company has entered into employment agreements with each of the executive officers of the Company. The agreements for these officers have remaining terms as of March 31, 2016 extending through the end of 2017 or 2018, subject to annual renewals, providing for aggregate base salaries of approximately $507,000 for the remainder of 2016 and $676,000 for each of the years 2017 and 2018.

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and expires on December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges.

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

During the fiscal quarter ended March 31, 2016, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass-through expenses. The Company has incurred a total of $687,112 in fees, $377,225 of which are included in the balance sheet as payables as of March 31, 2016 and December 31, 2015. As of March 31, 2016, the Company has no additional commitment pursuant to this agreement.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use. During the quarter ended March 31, 2016, the Company paid Mount Sinai $19,600, which represents 50% of total amounts due, for ongoing preclinical research and development work.

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement. On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million are to be paid over the period from April 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of March 31, 2016, the Company’s balance sheet includes a prepaid balance for WCT services of $501,087 which will be utilized during the term of the Services Agreement. The Services Agreement can be terminated by the Company or WTC under certain terms, as described in the Services Agreement.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its BRNI License Agreement (see Note 6 below).

Note 6 – Related Party Transactions and Licensing / Research Agreements:

Two directors of the Company, James Gottlieb and William Singer, were also directors of BRNI as of March 31, 2016. Mr. Singer was the president of BRNI until April 26, 2016. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 18.3% of the Company's outstanding Common Stock as of March 31, 2016.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with BRNI, a related party, and NRV II, LLC (“NRV II”), another affiliate of BRNI, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “BRNI License Agreement”). The BRNI License Agreement amended and restated the TLSA, as amended. Under the terms of the BRNI License Agreement, BRNI provides research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under BRNI’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by BRNI or licensed to NRV II by BRNI as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic and diagnostic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the BRNI License. The BRNI License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the BRNI License Agreement required Neurotrope BioScience to enter into scope of work agreements with BRNI as the preferred service provider for any research and development services or other related scientific assistance and support services.

In addition, the BRNI License Agreement requires the Company to pay BRNI a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Stock financing resulting in net proceeds of at least $25,000,000 (the “Series B Financing”). This Fixed Research Fee is not yet due. The BRNI License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the BRNI License Agreement, the Company is required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Stock financings or any subsequent rounds of financing prior to a public offering, less commissions.

On November 12, 2015, Neurotrope BioScience, BRNI, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which BRNI granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay BRNI prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of March 31, 2016, the Company recorded a liability of $348,011 resulting from this Amendment.

Pursuant to the BRNI License Agreement, on February 4, 2015, Neurotrope BioScience and BRNI entered into a new Statement of Work and Account Satisfaction Agreement (the “February 2015 SOW”). The February 2015 SOW was effective as of October 1, 2014 and ended on September 30, 2015. In consideration for the February 2015 SOW, BRNI agreed to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of BRNI’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of BRNI’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of BRNI’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with BRNI’s Investigative New Drug Application (IND) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKCε activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for purpose of developing a commercially usable PKCε activator. Under the BRNI License Agreement, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of Alzheimer’s disease in humans (the “AD Diagnostic Test”). Further, under the February 2015 SOW, Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically reverted to BRNI based on certain contractual conditions on July 10, 2015. The remaining terms and conditions of the BRNI License Agreement, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.  For the year ended December 31, 2015, Neurotrope BioScience incurred $2,052,595 in expenses relating to the February 2015 SOW. The Company is obligated to pay BRNI approximately $20,000 for ongoing testing and validation work, which should be completed by the third quarter of 2016.

On November 12, 2015, Neurotrope BioScience and BRNI entered into a new statement of Work Agreement (the “November 2015 SOW Agreement”) pursuant to the TLSA. The November 2015 SOW Agreement is effective as of November 1, 2015 and continues until December 31, 2016. Pursuant to the November 2015 SOW Agreement, Neurotrope BioScience agreed to pay BRNI one million one hundred sixty-six thousand six hundred sixty-six dollars ($1,166,666) in service fees payable in the amount of eighty-three thousand three hundred thirty-three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope BioScience for the further development of Neurotrope’s bryostatin drug platform. During the quarter ended March 31, 2016, the Company paid BRNI $250,000 pursuant to the November 2015 SOW Agreement, which is included in the statement of operations as Research and Development – Related Party.

Note 7 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $24,327,335 for the period from October 31, 2012 (inception) through March 31, 2016. The net operating loss carryforwards resulted in a deferred tax asset of approximately $8,271,000 at March 31, 2016. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $330,000 as of March 31, 2016. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the three months ended March 31, 2016, three holders of 1,050 total shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share converted those shares into 105,000 shares of Neurotrope’s Common Stock and two holders of 2,619 warrants exercisable at $0.01 per share of Common Stock exercised their warrants into 2,619 shares of Common Stock

On April 12, 2016, the stockholders of the Company approved to increase the number of authorized shares of our Common Stock to 400,000,000 shares (See Footnote 11 - “Subsequent Events”.)

Note 9 – Stock Options:

Our Board of Directors adopted, and our stockholders approved, the 2013 Equity Incentive Plan (the “2013 Plan”), which provided for the issuance of incentive awards of up to 7,000,000 shares of Common Stock (until it was amended as provided below) to officers, key employees, consultants and directors.

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2016	8,582,952	$1.32	7.5	$0
Options granted	300,000	$0.60
Less options forfeited	(280,418)	$0.66
Less options expired	-	$0.00
Less options exercised	-	$0.00
Options outstanding at March 31, 2016	8,602,534	$1.33	8.0	$0
Options exercisable at March 31, 2016	6,004,722	$1.40	7.4	$0

The following is a summary of stock options outstanding under the plans as of March 31, 2016:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.01 - $ 0.71	828,082	9.12	$0.61	603,082	$0.60
$ 0.80 - $ 1.00	3,062,048	8.18	$0.93	1,410,709	$0.96
$ 1.11 - $ 1.55	1,120,000	7.99	$1.32	815,013	$1.24
$ 1.64 - $ 2.22	3,592,404	7.55	$1.82	3,175,918	$1.78
	8,602,534	7.98	$1.32	6,004,722	$1.40

As of March 31, 2016, there were approximately $1.7 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.56 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the quarter ended March 31, 2016 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 90.18%; Risk-free interest rate 1.78%; weighted average grant date fair value of $0.33 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $205,046 and $61,822 for the three months ended March 31, 2016 and 2015, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board of Directors amended the option agreements granted to all its officers and directors to clarify that the options were to be deemed non-qualified stock options.

Note 10 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at March 31, 2016:

Common Stock Reserved
Common stock warrants outstanding	134,825,621
Common stock for potential anti-dilution of warrants	66,725,095
Common stock options outstanding	8,602,534
Conversion of Series B Stock	26,129,940
Common stock for potential anti-dilution of Series B Stock	13,064,970
Total	249,348,160

On February 9, 2015, the holders of placement agent warrants to purchase an aggregate of 1,325,000 shares of our Series A Stock entered into Conversion Agreements with us pursuant to which such holders’ placement agent warrants to purchase Series A Stock were converted, for no additional consideration, into common stock purchase warrants to purchase an aggregate of 1,325,000 shares of Common Stock.

Resulting from the Private Placement, the Company is required to reserve shares of its common stock to accommodate up to an additional 50% issuable upon potential dilution to the Series B Stock and all the Series A through E Warrants issued in the Private Placement plus the placement agent warrants issued as fees relating to the Private Placement.

Note 11 – Subsequent Events:

From April 1 through May 13, 2016, holders of the Company’s Series B Stock converted a total of 1,000 shares of the Company’s Series B Stock into 100,000 shares of Common Stock.

On April 12, 2016, at the 2016 Annual Meeting of Stockholders of the Company, the stockholders approved an amendment to the Company’s Articles of Incorporation (the “Charter”), to be effective immediately, to increase the number of authorized shares of Common Stock to 400,000,000 shares. On April 14, 2016, the Company filed a certificate of amendment to the Charter (the “Certificate of Amendment”) with the Secretary of the State of Nevada. The Certificate of Amendment became effective immediately upon filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2015.

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended March 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through March 31, 2016 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute (“BRNI”), and its affiliate, NRV II, LLC (“NRV II”) pursuant to the Amended and Restated Technology License and Services Agreement (“BRNI License”), entered into on February 4, 2015 and amended on November 12, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not realized any revenues from its operations.

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

On November 12, 2015, we entered into an amendment to the BRNI License. Pursuant to the amendment, we paid an aggregate of approximately $348,000 to BRNI following the closings of the Series B private placement, which constituted an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made.

The term of the BRNI License continues until the later of the date (i) the last of the licensed patents expires, is abandoned or is declared unenforceable or invalid (in each case, determined in accordance with the BRNI License) and (ii) the last of the licensed technology enters the public domain. Either party has the right to terminate the BRNI License after 30 days prior notice in certain circumstances, including if either party were to materially breach any provisions of the BRNI License and does not cure such material breach within 60-days from notice of such material breach from the non-breaching party, and for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings.

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

The total estimated budget for the services, including pass-through costs, is approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of March 31, 2016, Neurotrope BioScience has paid WCT an additional amount of approximately $1.9 million for current and future services.

Strategy

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from BRNI and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. We license intellectual property from BRNI relating to Fragile X Syndrome (“FXS”). FXS is the most common cause of inherited intellectual disability and the most common known genetic cause of autism or autism spectrum disorders. Symptoms of FXS include a range from learning disabilities to more severe cognitive or intellectual disabilities. Delays in speech and language development are common, as are a variety of physical and behavioral characteristics. FXS is caused by a “full mutation” of the FMR1 Gene. There are approximately 135,000 Fragile X Syndrome patients in the United States and a similar number in Europe. Neurotrope BioScience receives support from the FRAXA Research Foundation, Inc. (“FRAXA”) to fund a pre-clinical FXS behavior study for bryostatin at FRAXA’s purpose built laboratory located at the University of Chile in Santiago, Chile. FRAXA will provide full funding for a preclinical study to evaluate the behavioral effects of bryostatin-1 in a FXS mouse model. We have formed an experienced clinical advisory board to assist us with the first protocol for a planned Phase 2a study in approximately 20 to 30 patients. We expect to complete the first clinical trial, depending upon our resources, by the end of 2016. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment of Fragile X Syndrome.

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

Neurotrope Bioscience presented the findings of an in vitro study of bryostatin’s effects on Niemann-Pick Type C1 cells (“NPC1 cells”) at the annual Michael, Marcia & Christa Parseghian Scientific Conference for Niemann-Pick Type C research at the University of Notre Dame in June 2015. The presentation reported the results of in vitro studies of three PKC activators, bryostatin, DCPLA and diazoxide, on their ability to correct the cholesterol transport defect in NPC1 cells. The studies, conducted at Mt. Sinai, in conjunction with Neurotrope, concluded that all three PKC activators were able to induce clearance of cholesterol from NPC1 cells to varying degrees and at different drug concentrations. The study demonstrated that bryostatin was the most potent compound showing statistically significant activity at the nanomolar concentration. A second patient cell line with a completely distinct NPC1 genotype was also tested with similar results. In vivo studies are currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model of Niemann-Pick Type C. We are working towards completion of the necessary pre-clinical work in order to obtain FDA approval of an IND, or investigational new drug application. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Following the conference, the Company announced in June 2015 that Neurotrope Bioscience would conduct an additional preclinical study, in collaboration with a leading research institution, to examine the effect of bryostatin in Niemann-Pick Type C mice (“NP-C Mice”). The study is being funded by several family foundations under the auspices of SOAR-NPC. This planned study will examine the effects of various dosing regimens of bryostatin in NP-C Mice over a brief treatment period. Specifically, the in vivo study will seek to confirm previous in vitro studies that suggest bryostatin may be effective in correcting the cholesterol transport defect in NP-C. The Company expects the results of the study to be available during the second half of 2016. This study is designed to examine the ability of bryostatin treatment to remove cholesterol from the brain which is believed to be critical for an effective therapy of NP-C.

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

Results of Operations

Comparison of the three months ended March 31, 2016 and March 31, 2015

Revenues

We did not generate any revenues for the three months ended March 31, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2016 were $2,130,135 as compared to $2,367,837 for the three months ended March 31, 2015, a decrease of approximately 10%. The decrease in operating expenses is due primarily to the decrease in general and administrative expenses to support product research and development activities, offset by the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and our collaboration with BRNI.

Research and Development Expenses

	Three months ended March 31, 2016							Three months ended March 31, 2015
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic		Diagnostic		Patents & Licenses		Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$250,000	$	NA	$	NA	$	NA	$600,000
Non-Related Party		885,806		0		6,931	892,737		462,295		0		30,362	492,657
Total	$	NA	$	NA	$	NA	$1,142,737	$	NA	$	NA	$	NA	$1,092,657

For the three months ended March 31, 2016, we incurred $250,000 of research and development – related party expenses for a flat fee of $83,333 per month as compared to $600,000 for the three months ended March 31, 2015 for a flat fee of $200,000 per month. These expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic and diagnostic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the three months ended March 31, 2016, we incurred $892,737 in research and development expenses with non-related parties as compared to $492,657 for the three months ended March 31, 2015. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the three months ended March 31, 2016, $846,127 related to conducting our AD Phase 2b clinical trial and related storing of drug product, $8,080 for clinical consulting services, $6,931 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $25,600 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended March 31, 2015, $325,939 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $111,809 for clinical consulting services, $30,362 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $14,547 for orphan drug development costs and $10,000 for development of alternative drug supply with Stanford University.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $27,000 for each of the three months ended March 31, 2016 and 2015. These amounts are attributable to the payments to our prior Chairman for services provided to us.

We incurred $755,352 and $1,186,358 of other general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively, a decrease of approximately 36%. Of the amounts for the three months ended March 31, 2016 versus the comparable 2015 period: $367,103 was incurred for wages, bonuses, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $645,410 for six employees for the 2015 comparable period; $93,511 versus $274,372 for ongoing legal expenses as the Company had significant contractual negotiations for the prior quarter, $52,000 was incurred for outside operations consulting services versus $6,500 as the Company hired a consultant to help recruit a new Chief Medical officer for the current quarter; $31,980 was incurred for travel expenses, versus $58,977; $65,474 was incurred for investor relations services versus $68,483; $63,812 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $10,860 as the Company paid its year-end audit expense during the first quarter of 2016 versus in the second quarter of 2015; $41,278 was incurred for insurance versus $63,203, and; $40,194 was incurred for office rent and utilities, supplies, license fees, filing costs, rent, advertising and other, mostly relating to new office facilities in New Jersey opened in the fourth quarter of 2014, versus $56,552.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $43,817 as compared to $43,336 for the three months ended March 31, 2016 and 2015, respectively, in connection with the vesting of stock options.

We incurred $161,229 and $18,486 of non-related party non-cash expenses for issuance of stock options for the three months ended March 31, 2016 and 2015, respectively. The increase is a result of the issuance of stock options during the fourth quarter of 2015 and the first quarter of 2016.

Other Income

We earned $2,078 of interest income for the three months ended March 31, 2016 as compared to $1,568 for the three months ended March 31, 2015 on funds temporarily deposited in an interest bearing money market account. This increase is attributable to the Company’s capital raising activities in November 2015 offset by the reduction in cash balances.

Net losses and earnings per share

We incurred losses of $2,128,057 and $2,366,269 for the three months ended March 31, 2016 and 2015, respectively. The decreased loss was primarily due to our employee terminations during 2015, offset by increased stock compensation expense and research and development activities. Earnings (losses) per common share were ($0.05) and ($0.10) for the three months ended March 31, 2016 and 2015, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by an increase in accrued preferred stock dividends.

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

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2016, we had an accumulated deficit of $29,852,281 and had working capital of $9,808,952 as compared to working capital of $11,732,280 as of December 31, 2015. The $1,923,328 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic and potential former diagnostic product and general and administrative expenses, which resulted in a net loss of $2,128,057 plus capital expenditures of $2,058 for the three months ended March 31, 2016.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop AD therapeutic products and related diagnostics. We anticipate that this development will include continuing our current clinical trials as well as new clinical trials and additional research and development expenditures.

We expect to require additional capital in order to initiate, pursue and complete all planned clinical trials and development of bryostatin. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

We currently have approximately $9.7 million in cash and cash equivalents, which we expect to be sufficient to fund our operations for approximately the next nine months. This cash will be used, for the next nine months, for corporate overhead of approximately $2.7 million and $7.0 million for the continuing Alzheimer’s disease clinical trial.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2016.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES.

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

Management has implemented certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for segregation of duties, when cash resources permit.

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

Item 1A. Risk Factors.

Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 includes a detailed discussion of risks and uncertainties which could adversely affect our future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2015 have not materially changed.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the quarter ended March 31, 2016.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

3.1*	Articles of Incorporation of Neurotrope, Inc., as amended.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: May 13, 2016	By:	/s/ Charles S. Ramat
Charles S. Ramat
President and Chief Executive Officer

Date: May 13, 2016	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

3.1*	Articles of Incorporation of Neurotrope, Inc., as amended.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

