Form 10-Q
period 2016-06-30
Neurotrope, Inc.
filed 2016-08-15
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 East 42nd Street, 16th Floor

New York, NY 10017

(973) 242-0005

(Registrant’s telephone number, including area code)

50 Park Place, Suite 1401

Newark, New Jersey 07102

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

As of August 8, 2016, there were 49,727,596 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

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

1

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30	December 31,
	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$8,958,192	$11,230,637
Prepaid expenses	97,877	1,489,851
Subscription receivable	-	2,761

TOTAL CURRENT ASSETS	9,056,069	12,723,249

Fixed Assets, net of accumulated depreciation	58,670	59,175

TOTAL ASSETS	$9,114,739	$12,782,424

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$699,511	$449,875
Accrued expenses	178,460	141,525
Note payable	-	10,511
Accrued expenses - related party	351,344	389,058

TOTAL CURRENT LIABILITIES	1,229,315	990,969

Commitments and contingencies

Convertible redeemable preferred stock, Series B, $.0001 par value, 333,333 shares authorized; 258,049.4 issued and outstanding at June 30, 2016 and 262,349.4 shares issued and outstanding at December 31, 2015 Liquidation preference of $15,482,963 at June 30, 2016 and $15,740,963 at December 31, 2015. plus dividends accruable at 13.3% per annum of $1,304,576 as of June 30, 2016 and $279,824 as of December 31, 2015.	11,621,224	11,814,874

SHAREHOLDERS' DEFICIT
Common stock - 400,000,000 shares authorized, $.0001 par value; 49,627,596 issued and outstanding at June 30, 2016; 49,170,232 shares issued and outstanding at December 31, 2015	4,962	4,917
Additional paid-in capital	28,304,453	27,695,888
Accumulated deficit	(32,045,215)	(27,724,224)

TOTAL SHAREHOLDERS' DEFICIT	(3,735,800)	(23,419)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$9,114,739	$12,782,424

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30	June 30	June 30	June 30
	2016	2015	2016	2015

OPERATING EXPENSES:
Research and development - related party	$514,558	$1,215,881	$264,558	$615,881
Research and development	1,818,679	1,079,478	925,942	586,821
General and administrative - related party	54,000	54,000	27,000	27,000
General and administrative	1,523,001	2,424,340	767,649	1,237,982
Stock-based compensation - related party	87,635	87,154	43,818	43,818
Stock-based compensation	327,052	157,861	165,823	139,375

TOTAL OPERATING EXPENSES	4,324,925	5,018,714	2,194,790	2,650,877

OTHER INCOME:
Interest income	3,934	2,489	1,856	921

Net loss before income taxes	(4,320,991)	(5,016,225)	(2,192,934)	(2,649,956)

Provision for income taxes	-	-	-	-

Net loss	$(4,320,991)	$(5,016,225)	$(2,192,934)	$(2,649,956)

Preferred Stock dividends	(1,024,752)	(674,565)	(504,712)	(339,146)

Net loss attributable to common shareholders	$(5,345,743)	$(5,690,790)	$(2,697,646)	$(2,989,102)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.11)	$(0.22)	$(0.05)	$(0.11)

Basic and diluted weighted average common shares outstanding	49,237,000	25,829,000	49,373,000	27,623,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2016	49,170,232	$4,917	$27,695,888	$(27,724,224)	$(23,419)

Conversion of Series B preferred stock to common stock	430,000	43	193,607	-	193,650

Stock based compensation	-	-	414,687	-	414,687

Exercise of common stock warrants	27,364	2	271	-	274

Net loss	-	-	-	(4,320,991)	(4,320,991)

Balance June 30, 2016	49,627,596	$4,962	$28,304,453	$(32,045,215)	$(3,735,800)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2016	June 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,320,991)	$(5,016,225)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	414,687	245,015
Depreciation expense	3,451	3,049
Change in assets and liabilities
Decrease in prepaid expenses	1,391,974	22,018
Decrease in subscription receivable	2,761	-
(Decrease) in accrued expenses - related party	(37,714)	-
Increase in accounts payable	249,636	73,683
(Decrease) increase in accrued expenses	36,935	35,529
Total adjustments	2,061,730	379,294

Net Cash Used in Operating Activities	(2,259,261)	(4,636,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,947)	(11,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	28,904
Repayments on note payable	(10,511)	(2,628)
Proceeds from exercise of common stock warrants	274	2,363

Net Cash (Used in) Provided by Financing Activities	(10,237)	28,639

NET DECREASE IN CASH	(2,272,445)	(4,620,119)

CASH AT BEGINNING OF PERIOD	11,230,637	8,010,357

CASH AT END OF PERIOD	$8,958,192	$3,390,238

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of convertible redeemable preferred stock to common stock	$193,650	$3,787,537

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. Any equity financing, if available, would most likely be significantly dilutive to our current stockholders. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2016, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	June 30, 2016	December 31, 2015
Property and equipment	$69,716	$66,770
Accumulated depreciation	(11,046)	(7,595)
Property and equipment, net	$58,670	$59,175

Depreciation expense for the six months ended June 30, 2016 and 2015 was $3,451 and $3,049, respectively.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from BRNI that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2016 and December 31, 2015.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through June 30, 2016.

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

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could also significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on our consolidated financial statements.

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

Note 4 – Contractual Commitments:

The Company has entered into employment agreements with each of the executive officers of the Company. The agreements for these officers have remaining terms as of June 30, 2016 extending through 2017, as adjusted for recent management changes outlined in Note 11 - “Subsequent Events, providing for aggregate base salaries of approximately $380,000 for the remainder of 2016 and approximately $350,000 for 2017.

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and expires on December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. On May 1, 2016, the Company abandoned the lease and is negotiating with the landlord as to a settlement of amounts due. As of June 30, 2016, the Company has accrued the remainder of the lease payments for a total of approximately $136,100.

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

During the six months ended June 30, 2016, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass-through expenses. On June 30, 2016, the Company paid $150,000 to fully settle its payable to the CRO and has no additional commitment pursuant to this agreement. The Company has incurred a total of $837,112 in fees, $0, and $377,225 of which are included in the balance sheet as payables as of June 30, 2016 and December 31, 2015, respectively.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use. During the six months ended June 30, 2016, the Company paid Mount Sinai $29,400, which represents 75% of total amounts due, for ongoing preclinical research and development work.

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, was approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement.

On July 27, 2016, the Company received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration relating to the Phase 2b clinical trial of our lead drug candidate, Bryostatin-1, for the treatment of advanced Alzheimer’s disease, which amended protocol eliminates the second study period following the first 12 weeks of treatment (See Note 11 – “Subsequent Events”.) As a result, the Company believes that the total trial cost will be reduced.

On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million are to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of June 30, 2016, the Company’s balance sheet includes a payable balance for WCT services of approximately $533,000. The Services Agreement can be terminated by the Company or WTC under certain terms, as described in the Services Agreement.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its BRNI License Agreement (see Note 6 below).

Note 6 – Related Party Transactions and Licensing / Research Agreements:

One director of the Company, James Gottlieb, was also a director of BRNI as of June 30, 2016. William Singer was the president of BRNI until April 26, 2016. BRNI is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 18.2% of the Company's outstanding Common Stock as of June 30, 2016.

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

On November 12, 2015, Neurotrope BioScience, BRNI, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which BRNI granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay BRNI prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to BRNI, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to BRNI an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to BRNI and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of June 30, 2016, the Company recorded a liability of $348,011 resulting from this Amendment.

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

On November 12, 2015, Neurotrope BioScience and BRNI entered into a new statement of Work Agreement (the “November 2015 SOW Agreement”) pursuant to the TLSA. The November 2015 SOW Agreement is effective as of November 1, 2015 and continues until December 31, 2016. Pursuant to the November 2015 SOW Agreement, Neurotrope BioScience agreed to pay BRNI one million one hundred sixty-six thousand six hundred sixty-six dollars ($1,166,666) in service fees payable in the amount of eighty-three thousand three hundred thirty-three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope BioScience for the further development of Neurotrope’s bryostatin drug platform. During the six months ended June 30, 2016, the Company paid BRNI $500,000 pursuant to the November 2015 SOW Agreement, which is included in the statement of operations as Research and Development – Related Party.

On July 28, 2016, BRNI filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the District of West Virginia. As part of the bankruptcy filing, BRNI has asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our Chief Scientific Officer and also, as the scientific director of BRNI, has led a team of BRNI scientists who are involved on behalf of BRNI in support of the Neurotrope-BRNI License Agreement. BRNI has not requested that the Neurotrope-BRNI License Agreement itself be rejected. We do not believe that BRNI, as a matter of law, has a right to terminate the Neurotrope-BRNI License Agreement as a result of the bankruptcy filing and have been advised by BRNI’s representatives that there will be no action regarding the Neurotrope-BRNI License and that BRNI intends to meet all of its obligations in support of the Company’s work.

Note 7 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of $26,725,315 for the period from October 31, 2012 (inception) through June 30, 2016. The net operating loss carryforwards resulted in a deferred tax asset of approximately $9.3 million at June 30, 2016. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $373,000 as of June 30, 2016. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the six months ended June 30, 2016, three holders of 4,300 total shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share converted those shares into 430,000 shares of Neurotrope’s Common Stock and three holders of 27,364 warrants exercisable at $0.01 per share of Common Stock exercised their warrants into 27,364 shares of Common Stock

On April 12, 2016, the stockholders of the Company approved to increase the number of authorized shares of our Common Stock to 400,000,000 shares.

Note 9 – Stock Options:

The Board of Directors adopted, with the approval of the Company’s stockholders, the 2013 Equity Incentive Plan (the “2013 Plan”), which provided for the issuance of incentive awards of up to 7,000,000 shares of Common Stock (until it was amended as provided below) to officers, key employees, consultants and directors.

On July 23, 2014, the Company’s Board approved an increase in the total number of shares available under the 2013 Plan by 3,000,000 to 10,000,000 shares. The increase was subsequently approved by the Company’s stockholders on June 9, 2015.

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2016	8,582,952	$1.32	7.5	$0
Options granted	550,000	$0.60
Less options forfeited	(280,418)	$0.66
Less options expired/cancelled	(20,000)	$1.76
Less options exercised	-	$0.00
Options outstanding at June 30, 2016	8,832,534	$1.30	7.8	$0
Options exercisable at June 30, 2016	6,181,229	$1.39	7.3	$0

The following is a summary of stock options outstanding under the plans as of June 30, 2016:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.01 - $ 0.71	1,078,082	9.11	$0.61	665,582	$0.61
$ 0.80 - $ 1.00	3,062,048	7.93	$0.93	1,478,024	$0.96
$ 1.11 - $ 1.55	1,120,000	7.74	$1.32	842,438	$1.25
$ 1.64 - $ 2.22	3,572,404	7.30	$1.82	3,195,185	$1.79
	8,832,534	7.80	$1.30	6,181,229	$1.39

As of June 30, 2016, there were approximately $1.6 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.38 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the six months ended June 30, 2016 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 89.34%; Risk-free interest rate 1.75%; weighted average grant date fair value of $0.35 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $414,687 and $245,015 for the six months ended June 30, 2016 and 2015, respectively. For the three months ending June 30, 2016, the totals were $209,641and $183,193, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board of Directors amended the option agreements granted to all its officers and directors to clarify that the options were to be deemed non-qualified stock options.

Note 10 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at June 30, 2016:

Common Stock Reserved
Common stock warrants outstanding	134,800,876
Common stock for potential anti-dilution of warrants	66,712,722
Common stock options outstanding	8,832,534
Conversion of Series B Stock	25,804,940
Common stock for potential anti-dilution of Series B Stock	12,902,470
Total	249,053,542

On February 9, 2015, the holders of placement agent warrants to purchase an aggregate of 1,325,000 shares of our Series A Stock entered into Conversion Agreements with the Company pursuant to which such holders’ placement agent warrants to purchase Series A Stock were converted, for no additional consideration, into common stock purchase warrants to purchase an aggregate of 1,325,000 shares of Common Stock.

Resulting from the Private Placement, the Company is required to reserve shares of its common stock to accommodate up to an additional 50% issuable upon potential dilution to the Series B Stock and all the Series A through E Warrants issued in the Private Placement plus the placement agent warrants issued as fees relating to the Private Placement.

Note 11 – Subsequent Events:

From July 1, 2016 through August 12, 2016, holders of the Company’s Series B Stock converted a total of 1,000 shares of the Company’s Series B Stock into 100,000 shares of Common Stock.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2b clinical trial of our lead drug candidate, Bryostatin-1, for the treatment of advanced Alzheimer’s disease, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20µg or 40µg, will be compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit. Pending the robustness of trial enrollment, we expect to report data late in the first quarter or the beginning of the second quarter of 2017.

On August 4, 2016, the Company reached a settlement agreement (the “Settlement Agreement”) with Iroquois Master Fund Ltd. and certain of its affiliates (collectively, “Iroquois”) to settle a proposed consent solicitation pertaining to the reconstitution of the Company’s Board of Directors (the “Board”). Pursuant to the Settlement Agreement, in consideration for Iroquois agreeing to discontinue its proposed consent solicitation to reconstitute the Board: (i) Board members Paul Freiman and Jay Haft resigned from the Board of the Company, its subsidiaries and all committees thereof, effective immediately; (ii) the Company’s Chief Executive Officer, Charles Ramat, entered into a Separation Agreement with the Company pursuant to which he shall resign, without cause, from the Board and all other positions that he holds with the Company, including Chief Executive Officer and President, on October 3, 2016 (unless the Board determines an earlier date) (the “Termination Date”) with Mr. Ramat remaining as a consultant to the Company until February 28, 2018; (iii) the Board appointed each of Mr. Joshua Silverman and Dr. Kenneth J. Gorelick to the Board, each to serve in accordance with the Company’s By-laws until his respective successor is duly elected and qualified or until his earlier resignation or removal; and (iv) the Company entered into a consulting agreement with SM Capital Management, LLC, a limited liability company owned and controlled by Mr. Joshua Silverman.

Pursuant to the Ramat Separation Agreement, Mr. Ramat will continue to receive his current salary and benefits through the Termination Date except that his salary shall be reduced by $10,000 to $23,333 per month. On the Termination Date, Mr. Ramat will receive a lump sum severance payment in the amount of $200,000, which is equal to the amount of severance he is entitled to receive if he is terminated by the Company for a reason other than cause or by him for good reason pursuant to his employment agreement with the Company. The Ramat Separation Agreement further provides that (a) the Consulting Agreement between Ramat Consulting Group and the Company, effective February 28, 2013, shall automatically be restored and become fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options, totaling 700,055, shall immediately vest, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

In connection with the resignations of each of Mr. Freiman and Mr. Haft from the Board, the Company entered into Director Separation Agreements, dated August 4, 2016, with each of Mr. Freiman and Mr. Haft (the “Director Separation Agreements”). Pursuant to such Director Separation Agreements, each of Mr. Freiman and Mr. Haft’s (i) outstanding unvested stock options, totaling 599,596 for both Mr. Freiman and Mr. Haft, shall immediately vest, notwithstanding that such director, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

In addition, on August 4, 2016, the Company entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by Mr. Joshua Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, the Consulting Agreement provides that the Company shall take all actions within its control, including the recommendation of such director nominee by the Nominating and Governance Committee of the Board, to nominate and appoint one (1) additional member to the Board designated by Josh Silverman during the initial consulting term.

On August 12, 2016, the Company’s Board of Directors increased the size of the Board of Directors from six to seven and appointed Ms. Shana Phares, President and Chief Executive of BRNI, to the Company’s Board of Directors. Ms. Phares replaces Mr. William Singer as a designee to the Board of Directors pursuant to the agreement between Neurotrope and Neuroscience Research Ventures, Inc. (NRV) dated November 12, 2015. Mr. Singer will remain as a member of the Board but no longer as an NRV designee.

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

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended June 30, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through June 30, 2016 have been devoted primarily to the research and development of AD therapeutic products and related diagnostics using patented technology and raising capital. This technology is licensed by us from the Blanchette Rockefeller Neuroscience Institute (“BRNI”), and its affiliate, NRV II, LLC (“NRV II”) pursuant to the Amended and Restated Technology License and Services Agreement (“BRNI License”), entered into on February 4, 2015 and amended on November 12, 2015. Prior to being licensed to us, the technology had been under development by BRNI since 1999 and was financed by BRNI from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by BRNI with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not realized any revenues from its operations.

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

In consideration for the payments made pursuant to the November 2015 SOW Agreement, BRNI shall perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. In addition, under the terms of the November 2015 SOW Agreement, BRNI may enroll one additional compassionate use, in addition to the compassionate use patient (who has currently completed a compassionate use trial) in trials of BRNI’s Alzheimer’s therapeutic drug platform during the November 2015 SOW Agreement term, and the payments set forth above, shall satisfy any and all of Neurotrope Bioscience’s obligation whatsoever to BRNI or to any other third party for costs incurred or to be incurred by BRNI relating to such trials. Neurotrope Bioscience and BRNI shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by BRNI without the consent of Neurotrope Bioscience.

On July 28, 2016, BRNI filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the District of West Virginia. As part of the bankruptcy filing, BRNI has asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our Chief Scientific Officer and also, as the scientific director of BRNI, has led a term of BRNI scientists who are principally involved on behalf of BRNI in support of the Neurotrope-BRNI License Agreement. BRNI has not requested that the Neurotrope-BRNI itself be rejected. We do not believe that BRNI, as a matter of law, has a right to terminate the BRNI License Agreement as a result of the bankruptcy filing and have been advised by BRNI’s representatives that there will be no action regarding the Neurotrope-BRNI license and that BRNI intends to meet all of its obligations in support of the Company’s work.

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

Following on these results, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc., or WCT, effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2b clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s disease, or the Study. Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but has been amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2b clinical trial of our lead drug candidate, Bryostatin-1, for the treatment of advanced Alzheimer’s disease, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, will be compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit. Pending the robustness of trial enrollment, we expect to report data late in the first quarter or the beginning of the second quarter of 2017.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2b clinical study protocol as outlined above. As a result of the amendment, the Company believes that the total trial cost will be reduced. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of June 30, 2016, Neurotrope BioScience has paid WCT approximately $2.4 million for current and future services.

Strategy

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from BRNI and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. Through an agreement with BRNI, we have the exclusive worldwide license relating to Fragile X Syndrome (“FXS”). FXS is the most common cause of inherited intellectual disability and the most common known genetic cause of autism or autism spectrum disorders. Symptoms of FXS include a range from learning disabilities to more severe cognitive or intellectual disabilities. Delays in speech and language development are common, as are a variety of physical and behavioral characteristics. FXS is caused by a “full mutation” of the FMR1 Gene. There are approximately 135,000 Fragile X Syndrome patients in the United States and a similar number in Europe. Neurotrope BioScience received support from the FRAXA Research Foundation, Inc. (“FRAXA”) to fund a pre-clinical FXS behavior study for bryostatin at FRAXA’s sponsored laboratory located at the University of Chile in Santiago, Chile. FRAXA provided full funding for a preclinical study to evaluate the behavioral effects of bryostatin-1 in an FXS mouse model. Twice weekly treatment for 13 weeks yielded statistically significant improvements in outcome measures with bryostatin compared to placebo. We have formed an experienced clinical advisory board to assist us with protocol development for a planned Phase 2a study in FXS patients. We seek resources to initiate the first clinical trial with bryostatin in patients with FXS. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment of Fragile X Syndrome.

Use of bryostatin to treat a serious and deadly lysosomal storage disorder, Niemann-Pick Type C Disease (“NP-C”), is being explored by the Company in collaboration with the Icahn School of Medicine at Mount Sinai in New York City. NP-C mainly affects children who develop severe neurologic symptoms including gait disturbance and cognitive deficits early in life. There are approximately 3,500 NP-C patients in the United States and a similar number in Europe. Patients with NP-C have a gene defect that results in the loss of the “normal” NPC1 or NPC2 protein that is important for cholesterol trafficking.

A study was funded by several family foundations under the auspices of SOAR-NPC. This study examined the effects of various dosing regimens of bryostatin in NP-C mice over a brief treatment period. Although bryostatin showed mixed results in vivo, the SOAR study did not find encouraging results with its in vivo animal model. Another in vivo study began at the beginning of 2016 and is currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model (NPC1 mice) of Niemann-Pick Type C. Depending upon the in vivo results and available funding, we will work towards completion of the necessary pre-clinical work in order to file and obtain FDA approval of an IND, or investigational new drug application. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Neurotrope has entered into a research collaboration with the International Rett Syndrome Foundation (“Foundation”), under the Rett Syndrome.org Scout Program, funded by the Foundation, whereby bryostatin will be tested using mouse models. The hope is that bryostatin will activate key synaptic growth factors that are deficient in patients suffering from Rett Syndrome.

The Company is also advancing its drug development program thru its licensing agreement with Stanford whereby Stanford is working to finalize a process to synthesize bryostatin making the drug more accessible.

Going Concern

As shown in the consolidated financial statements contained in this report, we have generated no revenues to date, have incurred substantial losses, and have substantial contractual commitments pursuant to various agreements to which we are a party including costs associated with our ongoing Phase 2b clinical trial and related amendments to the clinical trial protocol.

Our ability to continue existence is dependent upon our continuing efforts to obtain additional financing to carry out our business plan. We intend to fund our operations through equity and/or debt financing arrangements and any revenues generated in the future. Any equity financing, if available, would most likely be significantly dilutive to our current stockholders. However, there can be no assurance that these arrangements, if any, will be sufficient to fund our ongoing capital expenditures, working capital, and other cash requirements. The outcome of these matters cannot be predicted at this time.

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

Results of Operations

Comparison of the six months ended June 30, 2016 and June 30, 2015

Revenues

We did not generate any revenues for the six months ended June 30, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2016 were $4,324,925 as compared to $5,018,714 for the six months ended June 30, 2015, a decrease of approximately 14%. The decrease in operating expenses is due primarily to the decrease in general and administrative expenses to support product research and development activities, partially offset by the acceleration of product research and development activities relating to efforts to commercialize pharmaceutical products for the treatment of neurodegenerative diseases and our collaboration with BRNI.

Research and Development Expenses

	Six months ended June 30, 2016							Six months ended June 30, 2015
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic		Diagnostic		Patents & Licenses		Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$514,558	$	NA	$	NA	$	NA	$1,215,881
Non-Related Party		1,804,762		0		13,917	1,818,679		1,033,741		0		45,737	1,079,478
Total	$	NA	$	NA	$	NA	$2,333,237	$	NA	$	NA	$	NA	$2,295,359

For the six months ended June 30, 2016, we incurred $514,558 of research and development – related party versus $1,215,881 for the six months ended June 30, 2015. These expenses consisted primarily of a flat fee of $83,333 per month as compared to $200,000 per month for the six months ended June 30, 2016 versus 2015, respectively, plus $14,558 as compared to $15,881 for expenses relating to the Company’s therapeutic activities for the six months ended June 30, 2016 and 2015, respectively. These fees and expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the six months ended June 30, 2016, we incurred $1,818,679 in research and development expenses with non-related parties as compared to $1,079,478 for the six months ended June 30, 2015. These expenses were incurred pursuant to developing the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the six months ended June 30, 2016, $1,727,796 related to conducting our AD Phase 2b clinical trial and related storing of drug product, $33,366 for clinical consulting services, $13,917 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $31,600 for orphan drug development costs and $12,000 for development of alternative drug supply with Stanford University as compared to, for the six months ended June 30, 2015, $872,785 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $138,741 for clinical consulting services, $24,787 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $18,015 for orphan drug development costs and $25,150 for development of alternative drug supply with Stanford University.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $54,000 for each of the six months ended June 30, 2016 and 2015. These amounts are attributable to the payments to our prior Chairman for services provided to us.

We incurred $1,523,001 and $2,424,340 of other general and administrative expenses for the six months ended June 30, 2016 and 2015, respectively, a decrease of approximately 37%. Of the amounts for the six months ended June 30, 2016 versus the comparable 2015 period: $723,877 was incurred primarily for wages, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $1,510,348 for six employees for the 2015 comparable period; $211,564 versus $396,300 for ongoing legal expenses as the Company had significant contractual negotiations for the prior six month period, $52,000 was incurred for outside operations consulting services versus $0 as the Company hired a consultant to help recruit our new Chief Medical officer during the current six month period; $56,587 was incurred for travel expenses, versus $82,029; $111,873 was incurred for investor relations services versus $128,120; $84,112 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $75,502; $85,282 was incurred for insurance versus $126,749, and; $197,707 was incurred for office rent, including acceleration of expense based upon abandonment of approximately $120,000, and utilities, supplies, license fees, filing costs, rent, advertising and other, versus $75,502.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $87,635 as compared to $87,154 for the six months ended June 30, 2016 and 2015, respectively, in connection with the vesting of stock options.

We incurred $327,052 and $157,861 of non-related party non-cash expenses for issuance of stock options for the six months ended June 30, 2016 and 2015, respectively. The increase is a result of the issuance of stock options during the fourth quarter of 2015 and the first six months of 2016.

Other Income

We earned $3,934 of interest income for the six months ended June 30, 2016 as compared to $2,489 for the six months ended June 30, 2015 on funds temporarily deposited in an interest bearing money market account. This increase is attributable to the Company’s capital raising activities in November 2015 offset by the reduction in cash balances.

Net losses and earnings per share

We incurred losses of $4,320,991 and $5,016,225 for the six months ended June 30, 2016 and 2015, respectively. The decreased loss was primarily due to our employee terminations during 2015, offset by increased stock compensation expense and research and development activities. Earnings (losses) per common share were ($0.11) and ($0.22) for the six months ended June 30, 2016 and 2015, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by an increase in accrued preferred stock dividends.

Comparison of the three months ended June 30, 2016 and June 30, 2015

Revenues

We did not generate any revenues for the three months ended June 30, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2016 were $2,194,790 as compared to $2,650,877 for the three months ended June 30, 2015, a decrease of approximately 17%. The decrease in operating expenses is due primarily to the significant decrease in general and administrative expenses needed to support product research and development activities.

Research and Development Expenses

	Three months ended June 30, 2016							Three months ended June 30, 2015
	Therapeutic		Diagnostic		Patents & Licenses		Total	Therapeutic		Diagnostic		Patents & Licenses		Total
Related Party (BRNI)	$	NA	$	NA	$	NA	$264,558	$	NA	$	NA	$	NA	$615,881
Non-Related Party		918,956		0		6,986	925,942		582,396		0		4,425	586,821
Total	$	NA	$	NA	$	NA	$1,190,500	$	NA	$	NA	$	NA	$1,202,702

For the three months ended June 30, 2016, we incurred $264,558 of research and development – related party versus $615,881 for the three months ended June 30, 2015. These expenses consisted primarily of a flat fee of $83,333 per month as compared to $200,000 per month for the three months ended June 30, 2016 versus 2015, respectively, plus $14,558 as compared to $15,881 for expenses relating to the Company’s therapeutic activities for the three months ended June 30, 2016 and 2015, respectively. These fees and expenses are incurred pursuant to our strategic alliance with BRNI for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the three months ended June 30, 2016, we incurred $925,942 in research and development expenses with non-related parties as compared to $586,821 for the three months ended June 30, 2015. These expenses were incurred pursuant to the development of the potential AD therapeutic product and products relating to orphan drug indications. Of these expenses, for the three months ended June 30, 2016, $881,669 related to conducting our AD Phase 2b clinical trial and related storing of drug product, $25,287 for clinical consulting services, $6,986 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended June 30, 2015, $546,846 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $26,932 for clinical consulting services, $4,425 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $3,468 for orphan drug development costs and $5,150 for development of alternative drug supply with Stanford University.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $27,000 for each of the three months ended June 30, 2016 and 2015. These amounts are attributable to the payments to our prior Chairman for services provided to us.

We incurred $767,649 and $1,237,982 of other general and administrative expenses for the three months ended June 30, 2016 and 2015, respectively, a decrease of approximately 38% primarily due to reduction in wages and related employee expenses. Of the amounts for the three months ended June 30, 2016 versus the comparable 2015 period: $356,774 was primarily incurred for wages, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $913,962 for six employees for the 2015 comparable period; $118,052 versus $121,928 for ongoing legal expenses; $24,607 was incurred for travel expenses, versus $23,052; $46,399 was incurred for investor relations services versus $59,637; $20,300 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $64,642 as the Company paid its year-end audit expense during the first quarter of 2016 versus in the second quarter of 2015; $44,004 was incurred for insurance versus $63,546; and $37,513 was incurred for office rent, including acceleration of expense based upon abandonment of approximately $120,000, and utilities, supplies, license fees, filing costs, rent, advertising and other, versus $48,740.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $43,818 for both three month periods ended June 30, 2016 and 2015, in connection with the vesting of stock options.

We incurred $165,823 and $139,375 of non-related party non-cash expenses for issuance of stock options for the three months ended June 30, 2016 and 2015, respectively.

Other Income

We earned $1,856 of interest income for the three months ended June 30, 2016 as compared to $921 for the three months ended June 30, 2015, on funds temporarily deposited in an interest bearing money market account. This increase is attributable to the Company’s capital raising activities in November 2015 offset by the reduction in cash balances.

Net losses and earnings per share

We incurred losses of $2,192,934 and $2,649,956 for the three months ended June 30, 2016 and 2015, respectively. The decreased loss was primarily due to our employee terminations during 2015. Losses per common share were ($0.05) and ($0.11) for the three months ended June 30, 2016 and 2015, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and a reduction in our loss from operations, partially offset by an increase in accrued preferred stock dividends.

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

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2016, we had an accumulated deficit of $32,045,215 and had working capital of $7,826,754 as compared to working capital of $11,732,280 as of December 31, 2015. The $3,905,526 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic and potential former diagnostic product and general and administrative expenses, which resulted in a net loss of $4,320,991 plus capital expenditures of $2,947 for the six months ended June 30, 2016.

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

We currently have approximately $7.9 million in cash and cash equivalents, which we expect to be sufficient to fund our operations for approximately the next six months. This cash will be used, for the next six months, for corporate overhead of approximately $2.7million and $5.2 million for the continuing Alzheimer’s disease clinical trial.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2016.

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

Management has implemented certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties, when cash resources permit.

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

Other than as discussed below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2015. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

We are currently conducting a search for a new chief executive officer. If we are unable to timely find a suitable permanent chief executive officer or integrate such person into our operations, our business may be harmed.

On August 4, 2016, by mutual agreement pursuant to the Separation Agreement, Charles Ramat resigned as Chief Executive Officer and as a member of our Board of Directors effective on October 3, 2016. We are currently conducting a search for a new chief executive officer with significant experience in the biotechnology industry, but there can be no assurance that a permanent replacement will be found on a timely basis, or at all. In such a case, our inability to find a suitable permanent replacement may have a detrimental impact on our Company and impede the progress of our business objectives. Additionally, any changes in our business strategy that may result from hiring a new chief executive officer may have a disruptive impact on our ability to implement our business strategy and could have a material adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the quarter ended June 30, 2016.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: August 15, 2016	By:	/s/ Charles S. Ramat
Charles S. Ramat
President and Chief Executive Officer

Date: August 15, 2016	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

