Form 10-Q
period 2016-09-30
Neurotrope, Inc.
filed 2016-11-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of November 10, 2016, there were 49,894,867 shares of the registrant’s common stock, $ 0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30	December 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$6,515,767	$11,230,637
Prepaid expenses	209,348	1,489,851
Prepaid expenses - Related party	14,358	-
Subscription receivable	-	2,761

TOTAL CURRENT ASSETS	6,739,473	12,723,249

Fixed Assets, net of accumulated depreciation	56,934	59,175

TOTAL ASSETS	$6,796,407	$12,782,424

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$1,401,177	$449,875
Accrued expenses	199,233	141,525
Note payable	-	10,511
Accrued expenses - related party	352,624	389,058

TOTAL CURRENT LIABILITIES	1,953,034	990,969

Commitments and contingencies

Convertible redeemable preferred stock, Series B, $.0001 par value, 333,333 shares authorized; 256,927.4 issued and outstanding at September 30, 2016 and 262,349.4 shares issued and outstanding at December 31, 2015 Liquidation preference of $15,415,643 at September 30, 2016 and $15,740,963 at December 31, 2015. plus dividends accruable at 13.3% per annum of $1,816,973 as of September 30, 2016 and $279,824 as of December 31, 2015.	11,570,695	11,814,874

SHAREHOLDERS' DEFICIT
Common stock - 400,000,000 shares authorized, $.0001 par value; 49,739,796 issued and outstanding at September 30, 2016; 49,170,232 shares issued and outstanding at December 31, 2015	4,974	4,917
Additional paid-in capital	28,905,062	27,695,888
Accumulated deficit	(35,637,358)	(27,724,224)

TOTAL SHAREHOLDERS' DEFICIT	(6,727,322)	(23,419)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$6,796,407	$12,782,424

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30	September 30	September 30	September 30
	2016	2015	2016	2015

OPERATING EXPENSES:
Research and development - related party	$764,557	$1,852,428	$249,999	$636,547
Research and development	3,548,608	1,348,143	1,729,929	268,665
General and administrative - related party	59,500	81,000	5,500	27,000
General and administrative	2,581,140	3,242,220	1,058,139	817,880
Stock-based compensation - related party	134,444	131,453	46,809	44,299
Stock-based compensation	830,335	255,774	503,283	97,913

TOTAL OPERATING EXPENSES	7,918,584	6,911,018	3,593,659	1,892,304

OTHER INCOME:
Interest income	5,450	2,844	1,516	355

Net loss before income taxes	(7,913,134)	(6,908,174)	(3,592,143)	(1,891,949)

Provision for income taxes	-	-	-	-

Net loss	$(7,913,134)	$(6,908,174)	$(3,592,143)	$(1,891,949)

Preferred Stock dividends	(1,537,149)	(1,002,599)	(512,397)	(328,034)

Net loss attributable to common shareholders	$(9,450,283)	$(7,910,773)	$(4,104,540)	$(2,219,983)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.19)	$(0.30)	$(0.08)	$(0.08)

Basic and diluted weighted average common shares outstanding	49,295,000	26,214,000	49,678,000	27,801,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Deficit

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2016	49,170,232	$4,917	$27,695,888	$(27,724,224)	$(23,419)

Conversion of Series B preferred stock to common stock	542,200	54	244,125	-	244,179

Stock based compensation	-	-	964,779	-	964,779

Exercise of common stock warrants	27,364	3	271	-	274

Net loss	-	-	-	(7,913,134)	(7,913,134)

Balance September 30, 2016	49,739,796	$4,974	$28,905,062	$(35,637,358)	$(6,727,322)

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2016	September 30, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,913,134)	$(6,908,174)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	964,779	387,227
Depreciation expense	5,187	4,659
Change in assets and liabilities
Decrease (increase) in prepaid expenses	1,280,503	(250,858)
(Increase) in prepaid expenses - related party	(14,358)	-
Decrease in subscription receivable	2,761	-
(Decrease) in accrued expenses - related party	(36,434)	36,547
Increase in accounts payable	951,302	231,970
Increase in accrued expenses	57,708	22,880
Total adjustments	3,211,448	432,425

Net Cash Used in Operating Activities	(4,701,686)	(6,475,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,947)	(11,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	-	28,904
Repayments on note payable	(10,511)	(10,511)
Proceeds from exercise of common stock warrants	274	2,363

Net Cash (Used in) Provided by Financing Activities	(10,237)	20,756

NET DECREASE IN CASH	(4,714,870)	(6,466,820)

CASH AT BEGINNING OF PERIOD	11,230,637	8,010,357

CASH AT END OF PERIOD	$6,515,767	$1,543,537

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:

Conversion of convertible redeemable preferred stock to common stock	$244,179	$4,002,153

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Planned Business:

Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 6 below).

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, we believe that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2016 are not necessarily indicative of the results that we will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2015 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2016, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	September 30, 2016	December 31, 2015
Property and equipment	$69,716	$66,770
Accumulated depreciation	(12,782)	(7,595)
Property and equipment, net	$56,934	$59,175

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $5,187 and $4,659, respectively.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2016 and December 31, 2015.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is from October 31, 2012 (inception) through September 30, 2016.

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

Note 4 – Contractual Commitments:

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and expires on December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. On May 1, 2016, the Company abandoned the lease and is negotiating with the landlord as to a settlement of amounts due. As of September 30, 2016, the Company has accrued the remainder of the lease payments for a total of approximately $136,100.

On August 4, 2016, the Company reached a settlement agreement (the “Settlement Agreement”) with Iroquois Master Fund Ltd. and certain of its affiliates (collectively, “Iroquois”) to settle a proposed consent solicitation pertaining to the reconstitution of the Company’s Board of Directors (the “Board”). Pursuant to the Settlement Agreement, in consideration for Iroquois agreeing to discontinue its proposed consent solicitation to reconstitute the Board: (i) Board members Paul Freiman and Jay Haft resigned from the Board of the Company, its subsidiaries and all committees thereof, effective immediately; (ii) the Company’s Chief Executive Officer, Charles Ramat, entered into a Separation Agreement with the Company (the “Ramat Separation Agreement”), pursuant to which he agreed to resign, without cause, from the Board and all other positions that he held with the Company, including Chief Executive Officer and President, on October 3, 2016 or such earlier date as determined by the Board, which date was later established by the Board as September 1, 2016 (the “Termination Date”) with Mr. Ramat remaining as a consultant to the Company until February 28, 2018; (iii) the Board appointed each of Mr. Joshua Silverman, former Principal and Managing Partner of Iroquois Capital Management, LLC, and Dr. Kenneth J. Gorelick, M.D. to the Board; and (iv) the Company entered into a consulting agreement with SM Capital Management, LLC, a limited liability company owned and controlled by Mr. Joshua Silverman.

Pursuant to the Ramat Separation Agreement, Mr. Ramat received his current salary and benefits through the Termination Date, except that his salary was reduced by $10,000 to $23,333 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000. The Ramat Separation Agreement further provided that (a) the consulting agreement between Ramat Consulting Group and the Company, effective February 28, 2013, was automatically restored and became fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options, totaling 700,055, immediately vested, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, was no longer an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

In connection with the resignations of each of Mr. Freiman and Mr. Haft from the Board, the Company entered into a Director Separation Agreement, dated August 4, 2016, with each of Mr. Freiman and Mr. Haft (the “Director Separation Agreements”). Pursuant to such Director Separation Agreements, each of Mr. Freiman and Mr. Haft’s (i) outstanding unvested stock options, totaling 599,596 for both Mr. Freiman and Mr. Haft, immediately vested, notwithstanding that such director, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

In addition, on August 4, 2016, the Company entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by Mr. Joshua Silverman (the “Consulting Agreement”). Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, the Consulting Agreement provides that the Company shall take all actions within its control, including the recommendation of such director nominee by the Nominating and Governance Committee of the Board, to nominate and appoint one (1) additional member to the Board designated by Mr. Silverman during the initial consulting term.

The Company has entered into an employment agreement with the chief financial officer of the Company. The agreement for this officer has a remaining term as of September 30, 2016 extending through 2017, providing for an aggregate base salary of approximately $70,000 for the remainder of 2016 and approximately $210,000 for 2017.

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

During the nine months ended September 30, 2016, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

On May 15, 2014, the Company entered into an agreement with a contract research organization (“CRO”) to conduct a clinical trial relating to AD. The Company had agreed to pay fees to the CRO totaling $715,159, based upon signing of the agreement and the CRO achieving certain clinical trial milestones, plus reasonable out-of-pocket expenses. On November 19, 2014, the CRO agreement was amended, requiring the Company to pay a reduced amount totaling $657,238 plus third party pass-through expenses. On June 30, 2016, the Company paid $150,000 to fully settle its payable to the CRO and has no additional commitment pursuant to this agreement. The Company has incurred a total of $837,112 in fees.

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the nine months ended September 30, 2016, the Company paid Mount Sinai $29,400, which represents 75% of total amounts due, for ongoing preclinical research and development work.

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with WCT, effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, was approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement.

On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million, before amendment as described below, were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of September 30, 2016, the Company’s balance sheet includes a payable balance for WCT services of approximately $1.05 million. The Services Agreement can be terminated by the Company or WTC under certain terms, as described in the Services Agreement.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2 clinical trial of our lead drug candidate, Bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks, which has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. The amendment to cut the exploratory part of the study was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its CRE License Agreement (see Note 6 below).

Note 6 – Related Party Transactions and Licensing / Research Agreements:

One director of the Company, James Gottlieb, was also a director of CRE as of September 30, 2016. William Singer was the president of CRE until April 26, 2016. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 17.9% of the Company's outstanding Common Stock as of September 30, 2016.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement amended and restated the TLSA, as amended. Under the terms of the CRE License Agreement, CRE provides research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the CRE License Agreement required Neurotrope BioScience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services.

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing”). This Fixed Research Fee is not yet due. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRVI holds in the Company. Under the CRE License Agreement, the Company was required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Stock financings or any subsequent rounds of financing prior to a public offering, less commissions.

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of September 30, 2016, the Company recorded a liability of $348,011 resulting from this Amendment.

Pursuant to the CRE License Agreement, on February 4, 2015, Neurotrope BioScience and CRE entered into a new Statement of Work and Account Satisfaction Agreement (the “February 2015 SOW”). The February 2015 SOW was effective as of October 1, 2014 and ended on September 30, 2015. In consideration for the February 2015 SOW, CRE agreed to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of CRE’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of CRE’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of CRE’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with CRE’s Investigative New Drug Application (“IND”) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKCε activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for purpose of developing a commercially usable PKCε activator. Under the CRE License Agreement, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of AD in humans (the “AD Diagnostic Test”). Further, under the February 2015 SOW, Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically reverted to CRE based on certain contractual conditions on July 10, 2015 and, accordingly, Neurotrope Bioscience no longer has any rights under the CRE License Agreement for diagnostic applications using the CRE patent portfolio or technology. The remaining terms and conditions of the CRE License Agreement, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.  For the year ended December 31, 2015, Neurotrope BioScience incurred $2,052,595 in expenses relating to the February 2015 SOW. The Company is obligated to pay CRE approximately $20,000 for ongoing testing and validation work, which should be completed by the fourth quarter of 2016.

On November 12, 2015, Neurotrope BioScience and CRE entered into a new statement of Work Agreement (the “November 2015 SOW Agreement”) pursuant to the TLSA. The November 2015 SOW Agreement is effective as of November 1, 2015 and continues until December 31, 2016. Pursuant to the November 2015 SOW Agreement, Neurotrope BioScience agreed to pay CRE $1,166,666 in service fees payable in the amount of e$83,333 per month for each month from November 1, 2015 through December 31, 2016. In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE shall perform the services requested by Neurotrope BioScience for the further development of Neurotrope’s bryostatin drug platform. During the nine months ended September 30, 2016, the Company paid CRE $750,000 pursuant to the November 2015 SOW Agreement, which is included in the statement of operations as Research and Development – Related Party.

On July 28, 2016, CRE filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the Northern District of West Virginia. As part of the bankruptcy filing, CRE asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our Chief Scientific Officer and was also the former scientific director of CRE, and who led a team of CRE scientists who are involved on behalf of CRE in support of the Neurotrope-CRE License Agreement. CRE has not requested that the Neurotrope-CRE License Agreement itself be rejected. We do not believe that CRE, as a matter of law, has a right to terminate the Neurotrope-CRE License Agreement as a result of the bankruptcy filing and have been advised by CRE’s representatives that there will be no action regarding the Neurotrope-CRE License and that CRE intends to meet all of its obligations in support of the Company’s work. On September 23, 2016, the United States Bankruptcy Court for the Northern District of West Virginia entered an order approving the sale of a substantial amount of CRE's assets to West Virginia University. The Court also entered an order approving a settlement agreement between Dr. Alkon, CRE and West Virginia University. As part of the asset sale, CRE sold the BRNI name and all derivatives to West Virginia University. Consequently, the Board of CRE resolved on September 28, 2016 to change its name to Cognitive Research Enterprises, Inc.

Note 7 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of approximately $29,000,000 for the period from October 31, 2012 (inception) through September 30, 2016. The net operating loss carryforwards resulted in a deferred tax asset of approximately $10.5 million at September 30, 2016. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $477,000 as of September 30, 2016. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Note 8 – Common Stock:

During the nine months ended September 30, 2016, three holders of 5,422 total shares of the Company’s Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Stock”), converted those shares into 542,200 shares of Common Stock and three holders of 27,364 warrants exercisable at $0.01 per share of Common Stock exercised their warrants into 27,364 shares of Common Stock

On April 12, 2016, the stockholders of the Company approved to increase the number of authorized shares of our Common Stock to 400,000,000 shares.

Note 9 – Stock Options:

The Board adopted, with the approval of the Company’s stockholders, the 2013 Equity Incentive Plan (the “2013 Plan”), which provided for the issuance of incentive awards of up to 7,000,000 shares of Common Stock (until it was amended as provided below) to officers, key employees, consultants and directors.

On July 23, 2014, the Company’s Board approved an increase in the total number of shares available under the 2013 Plan by 3,000,000 to 10,000,000 shares. The increase was subsequently approved by the Company’s stockholders on June 9, 2015.

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2016	8,582,952	$1.32	7.5	$0
Options granted	1,400,000	$0.60
Less options forfeited	(280,418)	$0.66
Less options expired/cancelled	(20,000)	$1.76
Less options exercised	-	$-
Options outstanding at September 30, 2016	9,682,534	$1.24	7.8	$0
Options exercisable at September 30, 2016	7,516,318	$1.36	7.2	$0

In connection with the resignations of Mr. Ramat as President, Chief Executive Officer and director and of Mr. Freiman and Mr. Haft as directors, the Company entered into separation agreements, dated August 4, 2016, with each of Mr. Ramat, Mr. Freiman and Mr. Haft. Pursuant to such separation agreements, each of Mr. Ramat’s, Mr. Freiman’s and Mr. Haft’s (i) outstanding unvested stock options, totaling 1,296,329 in the aggregate, immediately vested and (ii) vested options shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options (See Note 4 above.)

The following is a summary of stock options outstanding under the plans as of September 30, 2016:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.01 - $ 0.71	1,928,082	9.33	$0.60	653,130	$0.61
$ 0.80 - $ 1.00	3,062,048	7.76	$0.93	2,397,551	$0.92
$ 1.11 - $ 1.55	1,120,000	7.55	$1.32	994,411	$1.29
$ 1.64 - $ 2.22	3,572,404	7.08	$1.82	3,471,226	$1.82
	9,682,534	7.80	$1.36	7,516,318	$1.39

As of September 30, 2016, there were approximately $1.1 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.68 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the nine months ended September 30, 2016 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 89.50%; Risk-free interest rate 1.60%; weighted average grant date fair value of $0.40 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $964,779 and $387,227 for the nine months ended September 30, 2016 and 2015, respectively. For the three months ending September 30, 2016, the totals were $550,092 and $142,212, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board amended the option agreements granted to all its officers and directors to clarify that the options were to be deemed non-qualified stock options.

Note 10 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at September 30, 2016:

Common Stock Reserved
Common stock warrants outstanding	134,800,876
Common stock for potential anti-dilution of warrants	66,712,722
Common stock options outstanding	9,682,534
Conversion of Series B Stock	25,692,740
Common stock for potential anti-dilution of Series B Stock	12,846,370
Total	249,735,242

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

Resulting from the Company’s Series B private placement, the Company is required to reserve shares of Common Stock to accommodate up to an additional 50% issuable upon potential dilution to the Series B Stock and each the series A, series B, series C, series D and series E Warrants issued in the Series B private placement plus the placement agent warrants issued as fees relating to the Series B private placement.

Note 11 – Subsequent Events:

From October 1, 2016 through November 11, 2016, two holders of the Company’s Series B Stock converted a total of 1,477 shares of the Company’s Series B Stock into 144,700 shares of Common Stock.

From October 1, 2016 through November 11, 2016, three holders of 7,371 warrants exercisable at $0.01 per share of Common Stock exercised their warrants into 7,371 shares of Common Stock.

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

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended September 30, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report.

Overview

Neurotrope BioScience was founded as a Delaware corporation in October 2012. Our activities since Neurotrope BioScience’s inception through September 30, 2016 have been devoted primarily to the research and development of AD therapeutic products using patented technology and raising capital. This technology is licensed by us from Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), and its affiliate, NRV II, LLC (“NRV II”) pursuant to the Amended and Restated Technology License and Services Agreement (“CRE License”), entered into on February 4, 2015 and amended on November 12, 2015. Prior to being licensed to us, the technology had been under development by CRE since 1999 and was financed by CRE from a variety of non-investor sources including not-for-profit foundations, the National Institutes of Health and individual philanthropists up until March 2013. From March 2013 forward, development of the licensed technology has been funded principally through collaboration by CRE with Neurotrope BioScience. See the description of Neurotrope BioScience financings below in “Financial Condition, Liquidity and Capital Resources – Sources and Uses of Liquidity.” The Company has not realized any revenues from its operations.

Pursuant to the CRE License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. Furthermore, on July 10, 2015 under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted to CRE and, accordingly, Neurotrope Bioscience no longer has any rights under the CRE License for diagnostic applications using the CRE patent portfolio or technology.

Notwithstanding the above license terms, CRE and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to Neurotrope BioScience or to perform other activities in connection with the CRE License.

Under the CRE License, CRE is a preferred service provider in certain circumstances and Neurotrope BioScience may not enter into sublicense agreements with third parties except with CRE’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the CRE License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that Neurotrope BioScience entered into with a third party pursuant to the terms of the CRE License will be licensed to CRE and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to CRE.

Under the CRE License, CRE and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by CRE pursuant to a statement of work that the parties enter into pursuant to the CRE License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by CRE not pursuant to a statement of work (the “Jointly Owned Data”). CRE has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the CRE License or following any expiration of the CRE License other than an expiration that is the result of a breach by Neurotrope BioScience of the CRE License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”), provided, however, CRE may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the CRE License. Also, CRE granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain CRE data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the CRE License.

The CRE License further requires us to pay CRE (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a Series B Preferred Stock financing resulting in proceeds of at least $25 million, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the CRE License. This fixed research fee is not yet due.

On November 12, 2015, we entered into an amendment to the CRE License. Pursuant to the amendment, we paid an aggregate of approximately $348,000 to CRE following the closings of the Series B private placement, which constituted an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made.

The term of the CRE License continues until the later of the date (i) the last of the licensed patents expires, is abandoned or is declared unenforceable or invalid (in each case, determined in accordance with the CRE License) and (ii) the last of the licensed technology enters the public domain. Either party has the right to terminate the CRE License after 30 days prior notice in certain circumstances, including if either party were to materially breach any provisions of the CRE License and does not cure such material breach within 60-days from notice of such material breach from the non-breaching party, and for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings.

Concurrently with the November 12, 2015 amendment to the CRE License, Neurotrope Bioscience entered into a new Statement of Work Agreement pursuant to the CRE License Agreement (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015.

Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay CRE one million one hundred sixty-six thousand six hundred sixty-six dollars ($1,166,666) in service fees payable in the amount of eighty-three thousand three hundred thirty-three dollars ($83,333) per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement will satisfy Neurotrope Bioscience’s obligations to reimburse CRE pursuant to Section 5.6 of the CRE License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which CRE may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. CRE shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope Bioscience (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE shall perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. In addition, under the terms of the November 2015 SOW Agreement, CRE may enroll one additional compassionate use, in addition to the compassionate use patient (who has currently completed a compassionate use trial) in trials of CRE’s Alzheimer’s therapeutic drug platform during the November 2015 SOW Agreement term, and the payments set forth above, shall satisfy any and all of Neurotrope Bioscience’s obligation whatsoever to CRE or to any other third party for costs incurred or to be incurred by CRE relating to such trials. Neurotrope Bioscience and CRE shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by CRE without the consent of Neurotrope Bioscience.

On July 28, 2016, CRE filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the Northern District of West Virginia. As part of the bankruptcy filing, CRE asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our President and Chief Scientific Officer and was also the former scientific director of CRE, and who led a team of CRE scientists who are principally involved on behalf of CRE in support of the Neurotrope-CRE License Agreement. CRE has not requested that the Neurotrope-CRE License Agreement itself be rejected. We do not believe that CRE, as a matter of law, has a right to terminate the CRE License Agreement as a result of the bankruptcy filing and have been advised by CRE’s representatives that there will be no action regarding the Neurotrope-CRE license and that CRE intends to meet all of its obligations in support of the Company’s work. On September 23, 2016, the United States Bankruptcy Court for the Northern District of West Virginia entered an order approving the sale of a substantial amount of CRE's assets to West Virginia University. The Court also entered an order approving a settlement agreement between Dr. Alkon, CRE and West Virginia University. As part of the asset sale, CRE sold the Blanchette Rockefeller Neurosciences Institute, or BRNI, name and all derivatives to West Virginia University. Consequently, the Board of CRE resolved on September 28, 2016 to change its name to Cognitive Research Enterprises, Inc.

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

On July 29, 2014, we announced that we initiated our Phase 2a clinical trial to evaluate bryostatin for the treatment of patients with AD. The trial was being conducted under an IND application filed by CRE. CRE transferred its rights and obligations arising under such IND application to us on February 4, 2015. We enrolled a total of nine patients in the randomized, double-blind, placebo-controlled, single dose study. Six patients were randomized to receive bryostatin by injection and three received a matching placebo control. The primary objective of the clinical trial was to assess the safety and tolerability of a single dose of bryostatin in the treatment of patients with AD. The secondary objectives of the study were the preliminary evaluation of the efficacy of a single dose of bryostatin in the treatment of patients with AD, its pharmacokinetics and pharmacodynamics and the evaluation of any correlation between changes in PKCε with plasma levels of bryostatin and with improvement in cognitive function. On February 24, 2015, we announced that the Phase 2a clinical trial met its primary endpoint demonstrating preliminary safety and tolerability of bryostatin. On March 17, 2015, we announced that preliminary assessment of PKCε levels in peripheral monocytes demonstrated a significant increase in total PKC protein levels at the end of the bryostatin infusion consistent with target engagement. An additional secondary objective of the study was the evaluation of efficacy following a single dose of bryostatin and there was no measurable improvement in cognition in this mildly impaired patient population.

Following on these results, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD, or the Study. Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred and fifty (150) study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015. Assuming prompt enrollment at the majority of the sites, we expect that within approximately 15 months, we will receive data from an interim analysis with final top line results available in approximately 18 months from the start of enrollment. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but has been amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2 clinical trial of our lead drug candidate, Bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, will be compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit. Pending the robustness of trial enrollment, we expect to report data late in the first quarter or the beginning of the second quarter of 2017.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2 clinical study protocol as outlined above. As a result of the amendment, the Company believes that the total trial cost will be reduced. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of September 30, 2016, Neurotrope BioScience has paid WCT approximately $3.7 million for current and future services.

Strategy

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy. In addition, we plan to utilize technologies licensed from CRE and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease. Through an agreement with CRE, we have the exclusive worldwide license relating to Fragile X Syndrome (“FXS”). FXS is the most common cause of inherited intellectual disability and the most common known genetic cause of autism or autism spectrum disorders. Symptoms of FXS include a range from learning disabilities to more severe cognitive or intellectual disabilities. Delays in speech and language development are common, as are a variety of physical and behavioral characteristics. FXS is caused by a “full mutation” of the FMR1 Gene. There are approximately 135,000 Fragile X Syndrome patients in the United States and a similar number in Europe. Neurotrope BioScience received support from the FRAXA Research Foundation, Inc. (“FRAXA”) to fund a pre-clinical FXS behavior study for bryostatin at FRAXA’s sponsored laboratory located at the University of Chile in Santiago, Chile. FRAXA provided full funding for a preclinical study to evaluate the behavioral effects of bryostatin-1 in an FXS mouse model. Twice weekly treatment for 13 weeks yielded statistically significant improvements in outcome measures with bryostatin compared to placebo. We have formed and are advancing our discussions with an experienced clinical advisory board to assist us with protocol development for a planned Phase 2a study in FXS patients. We seek resources to initiate the first clinical trial with bryostatin in patients with FXS. We have been granted orphan drug designation by the FDA for the use of bryostatin in the treatment of Fragile X Syndrome.

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

A study was funded by several family foundations under the auspices of SOAR-NPC. This study examined the effects of various dosing regimens of bryostatin in NP-C mice over a brief treatment period. Although bryostatin showed mixed results in vivo, the SOAR study did not find encouraging results with its in vivo animal model. Another in vivo study began at the beginning of 2016 and is currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model (NPC1 mice) of Niemann-Pick Type C. Depending upon the in vivo results and available funding, we will work towards completion of the necessary pre-clinical work in order to file and obtain FDA approval of an IND, or investigational new drug application. We are encouraged by preliminary data.in the NPC1 animal model. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Neurotrope has entered into a research collaboration with the International Rett Syndrome Foundation (“Foundation”), under the Rett Syndrome.org Scout Program, funded by the Foundation, whereby bryostatin will be tested using mouse models. The hope is that bryostatin will activate key synaptic growth factors that are deficient in patients suffering from Rett Syndrome.

The Company is also advancing its drug development program thru a licensing agreement with Stanford regarding the synthesis of brylogs and related technology.

Going Concern

As shown in the consolidated financial statements contained in this report, we have generated no revenues to date, have incurred substantial losses, and have substantial contractual commitments pursuant to various agreements to which we are a party including costs associated with our ongoing Phase 2 clinical trial and related amendments to the clinical trial protocol.

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

Comparison of the nine months ended September 30, 2016 and September 30, 2015

Revenues

We did not generate any revenues for the nine months ended September 30, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2016 were $7,918,584 as compared to $6,911,018 for the nine months ended September 30, 2015, an increase of approximately 15%. The increase in operating expenses is due primarily to the increase in research and development associated primary with our ongoing Phase 2 clinical trial in AD and non-cash stock compensation expenses, partially offset by the decrease in related party research and development and general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2016, we incurred $764,557 of research and development – related party as compared to $1,852,428 for the nine months ended September 30, 2015. These expenses consisted primarily of a flat fee of $83,333 per month as compared to $200,000 per month for the nine months ended September 30, 2016 versus 2015, respectively, plus $14,557 as compared to $52,428 for expenses relating to the Company’s therapeutic activities for the nine months ended September 30, 2016 and 2015, respectively. These fees and expenses are incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the nine months ended September 30, 2016, we incurred $3,548,608 in research and development expenses with non-related parties as compared to $1,348,143 for the nine months ended September 30, 2015. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the nine months ended September 30, 2016, $3,410,398 related to conducting our AD Phase 2 clinical trial and related storing of drug product, $63,670 for clinical consulting services, $16,939 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $37,600 for orphan drug development costs and $20,000 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2015, $1,108,509 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $156,072 for clinical consulting services, $41,078 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $30,484 for orphan drug development costs and $12,000 for development of alternative drug supply with Stanford University.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $59,500 for the nine months ended September 30, 2016 as compared to $81,000 for the nine months ended September 30, 2015. These amounts are attributable to the payments to our prior Chairman for services provided to us which ended in July 2016.

We incurred $2,581,140 and $3,242,220 of other general and administrative expenses for the nine months ended September 30, 2016 and 2015, respectively, a decrease of approximately 20%. Of the amounts for the nine months ended September 30, 2016 as compared to the comparable 2015 period: $1,330,679 was incurred primarily for wages, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $2,017,166 for five employees plus our Chairman for the 2015 comparable period; $464,344 versus $597,096 for ongoing legal expenses as the Company had significant contractual negotiations for the prior nine month period, $116,755 was incurred for outside operations consulting services versus $0 as the Company hired a consultant to help recruit our new Chief Medical Officer during the current nine month period; $82,659 was incurred for travel expenses, versus $117,090; $161,103 was incurred for investor relations services versus $171,736; $107,587 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $98,023; $133,025 was incurred for insurance versus $177,800, and; $204,988 was incurred for office rent, including acceleration of expense based upon abandonment of approximately $120,000, and utilities, supplies, license fees, filing costs, rent, advertising and other, versus $143,806, which is offset by a credit of $80,497 relating to a settlement of a payable to a service provider for the comparable 2015 period. As further discussed in Note 4 (Contractual Commitments) that are included in the Notes to Condensed Consolidated Financial Statements (Unaudited) above, with respect to the amounts that we incurred for severance, we accrued a total of $265,000 of severance payments as of September 30, 2015, which was contingent upon the Company raising additional capital in excess of $7.5 million. The capital raise was completed in November 2015.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $134,444 as compared to $131,453 for the nine months ended September 30, 2016 and 2015, respectively, in connection with the vesting of stock options.

We incurred $830,335 and $255,774 of non-related party non-cash expenses for issuance of stock options for the nine months ended September 30, 2016 and 2015, respectively. The increase is a result of the issuance of stock options during the fourth quarter of 2015 and the first nine months of 2016 and the acceleration of options vesting for two of the Company’s former board members and former President and Chief Executive Officer as discussed in Note 4 (Contractual Commitments) that are included in the Notes to Condensed Consolidated Financial Statements (Unaudited) above.

Other Income

We earned $5,450 of interest income for the nine months ended September 30, 2016 as compared to $2,844 for the nine months ended September 30, 2015 on funds temporarily deposited in an interest bearing money market account. This increase is attributable to the Company’s capital raising activities in November 2015 offset by the reduction in cash balances.

Net losses and earnings per share

We incurred losses of $7,913,134 and $6,908,174 for the nine months ended September 30, 2016 and 2015, respectively. The increased loss was primarily due to our increase in expenses associated with our current Phase 2 clinical trial and an increase in stock-based compensation expense, offset by a decrease in related-party research and development expenses and lower general and administrative expenses. Earnings (losses) per common share were ($0.19) and ($0.30) for the nine months ended September 30, 2016 and 2015, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by an increase in accrued preferred stock dividends.

Comparison of the three months ended September 30, 2016 and September 30, 2015

Revenues

We did not generate any revenues for the three months ended September 30, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2016 were $3,593,659 as compared to $1,892,304 for the three months ended September 30, 2015, an increase of approximately 90%. The increase in operating expenses is due primarily to the increase in research and development associated primary with our ongoing Phase 2 clinical trial in AD, a slight increase in general and administrative expenses and an increase in non-cash stock compensation expenses, partially offset by the decrease in related party research and development expenses.

Research and Development Expenses

For the three months ended September 30, 2016, we incurred $249,999 of research and development expenses – related party as compared to $636,547 for the three months ended September 30, 2015. These expenses consisted primarily of a flat fee of $83,333 per month as compared to $200,000 per month for the three months ended September 30, 2016 versus 2015, respectively, plus $0 as compared to $20,666 for expenses relating to the Company’s therapeutic activities for the three months ended September 30, 2016 and 2015, respectively. These fees and expenses are incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense / flat fee is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the three months ended September 30, 2016, we incurred $1,729,929 in research and development expenses with non-related parties as compared to $268,665 for the three months ended September 30, 2015. These expenses were incurred pursuant to the development of the potential AD therapeutic product and related Phase 2 clinical trial and products relating to orphan drug indications. Of these expenses, for the three months ended September 30, 2016, $1,682,602 related to conducting our AD Phase 2 clinical trial and related storing of drug product, $30,304 for clinical consulting services, $3,022 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $8,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2015, $235,724 related to conducting our AD Phase 2a clinical trial and related storing of drug product, $17,331 for clinical consulting services, $7,341 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $12,469 for orphan drug development costs and ($4,200) for development of alternative drug supply with Stanford University. The credit relates to a reclassification and capitalization of licensing fees paid during the first half of 2015.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $5,500 and $27,000 for the three months ended September 30, 2016 and 2015, respectively. These amounts are attributable to the payments to our prior Chairman for services provided to us which ended in July 2016.

We incurred $1,058,139 and $817,880 of other general and administrative expenses for the three months ended September 30, 2016 and 2015, respectively, an increase of approximately 29%. Of the amounts for the three months ended September 30, 2016 versus the comparable 2015 period: $606,802 was primarily incurred for wages, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $506,818 for five employees plus our Chairman for the 2015 comparable period; $252,781 versus $200,796 for ongoing legal expenses; $26,072 was incurred for travel expenses, versus $35,061; $49,230 was incurred for investor relations services versus $43,616; $23,475 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $22,521; $47,744 was incurred for insurance versus $51,051; and $7,280 was incurred for office supplies, license fees, filing costs, advertising and other, versus $38,514 which includes office rent and utilities not included for the comparable 2016 period and which is offset by a credit of $80,497 relating to a settlement of a payable to a service provider for the comparable 2015 period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $46,809 versus $44,299 for the three months ended September 30, 2016 and 2015, respectively, in connection with the vesting of stock options.

We incurred $503,283 and $97,913 of non-related party non-cash expenses for issuance of stock options for the three months ended September 30, 2016 and 2015, respectively. The increase is primarily attributable to acceleration of options vesting for two of the Company’s former board members and former President and Chief Executive Officer as discussed in Note 4 (Contractual Commitments) that are included in the Notes to Condensed Consolidated Financial Statements (Unaudited) above.

Other Income

We earned $1,516 of interest income for the three months ended September 30, 2016 as compared to $355 for the three months ended September 30, 2015, on funds temporarily deposited in an interest bearing money market account. This increase is attributable to the Company’s capital raising activities in November 2015 offset by the reduction in cash balances.

Net losses and earnings per share

We incurred losses of $3,592,143 and $1,891,949 for the three months ended September 30, 2016 and 2015, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, a slight increase in other general and administrative expenses and an increase in stock-based compensation expense, offset by a decrease in related-party research and development expenses. Losses per common share were ($0.08) for the three months ended September 30, 2016 and 2015. The flat loss per share is primarily attributable to the increased weighted average common shares outstanding and a reduction in our loss from operations, partially offset by an increase in accrued preferred stock dividends.

Financial Condition, Liquidity and Capital Resources

Since the inception of Neurotrope BioScience, we have primarily devoted our efforts to the development of our therapeutic products, raising capital, negotiating the CRE License and, until June 30, 2015, the license we formerly held under the CRE License Agreement to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of AD in humans (the “AD Diagnostic Test”) toward commercialization while conducting business planning and recruiting executive management.

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2016, we had an accumulated deficit of $35,637,358 and had working capital of $4,786,439 as compared to working capital of $11,732,280 as of December 31, 2015. The $6,945,841 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss of $7,913,134 plus capital expenditures of $2,947 for the nine months ended September 30, 2016.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop AD therapeutic products. We anticipate that this development will include continuing our current clinical trials as well as new clinical trials and additional research and development expenditures.

We expect to require additional capital in order to initiate, pursue and complete all planned clinical trials and development of bryostatin. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

We currently have approximately $5.9 million in cash and cash equivalents, which we expect to be sufficient to fund our operations for approximately the next three months. This cash will be used, for the next three months, for corporate overhead of approximately $1.3 million and $4.4 million for the continuing AD clinical trial. We expect to raise additional capital to fund our ongoing clinical trial and corporate overhead.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of September 30, 2016.

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

Management has implemented certain measures including additional cash controls, dual-signature procedures, and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties when the Company’s operations and revenues have grown to the point of warranting such controls.

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

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2015 and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the quarter ended September 30, 2016.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: November 14, 2016	By:	/s/ Susanne Wilke, Ph.D.
Susanne Wilke, Ph.D.
Chief Executive Officer

Date: November 14, 2016	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

