Form 10-K
period 2016-12-31
Neurotrope, Inc.
filed 2017-03-10
CIK 1513856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2016

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of	46-3522381
Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 East 42nd Street – 16th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

973-242-0005
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $15,854,174.

As of March 6, 2017, the registrant had 7,448,823 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

 i

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

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also developing bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X and Niemann-Pick Type C, which are in pre-clinical testing.  Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.  Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed originally by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through Neurotrope BioScience in collaboration with CRE.

According to the Alzheimer’s Association, an estimated 36 million people worldwide had AD in 2015. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is old age. In developing countries, where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the U.S., 5.3 million people were estimated to have AD in 2015, and 96% of these people were older than 65 years of age.

Researchers have explored and continue to explore a wide range of drug mechanisms in hopes of developing drugs to combat AD. We believe that our approach, which involves the activation of an enzyme called protein kinase C epsilon (“PKCε”), represents a novel mechanism in potential AD drug therapies. Bryostatin-1, our lead PKC epsilon activator, has in animal studies demonstrated potential for multi-modal efficacies: prevention of neuronal death, generation of new synaptic networks, anti-amyloid oligomers and plaques, anti-tau and neurofibrillary tangles, and cognitive enhancement.

CRE conducted an expanded access program, formerly known as compassionate use, of bryostatin-1 in patients with advanced AD. Five patients were treated, four of which were treated under an Investigational New Drug Application (“IND”), cleared by the U.S. Food and Drug Administration (the “FDA”). The IND was initially held by CRE and was transferred to Neurotrope on February 4, 2015. One of these patients, who had familial AD, has died, but the death was not drug-related. Treatment of another one of these patients concluded after almost one year on the protocol. We have provided limited funding, study drug, and personnel support under the terms of our agreement with CRE for this modest expansion of our clinical effort in AD during the 2016 timeframe.

In October 2015, we announced the initiation of a Phase 2 clinical trial to evaluate bryostatin for the treatment of patients with moderately severe to severe AD. We have completed enrollment, randomization and dosing of 148 patients in this double-blind, placebo-controlled study at 29 sites in the United States. The primary objective of the clinical trial is to assess the safety along with preliminary evaluation of efficacy of two doses of bryostatin in the patient population. We believe bryostatin may restore synaptic structures and functions damaged by AD, leading to improvements in cognition and memory. Beyond AD, we believe that several other neurologic diseases, such as Fragile X Syndrome and Niemann Pick Type C Disease (both of which we are pursuing), ischemic stroke, traumatic brain injury, depression and aging in the brain, may be amenable to treatment with bryostatin. In August 2016, we announced that we submitted to the FDA an amended protocol for our Phase 2 clinical trial of lead candidate bryostatin-1 for the treatment of advanced AD. As planned in the original protocol, the primary efficacy outcome will occur at Week 13, and does not change with the amendment. The primary efficacy endpoint is based on the Severe Impairment Battery scale, a well-validated assessment used extensively in severe AD drug trials. Secondary efficacy endpoints include Activities of Daily Living, Neuropsychiatric Inventory and Mini-Mental State Exam. As a result of the amendment, we expect to report top line data in the second quarter of 2017.

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

In a November 2015 private placement, we sold units consisting of our Series B convertible preferred stock, par value $0.0001 per share (the “Series B Stock”), together with Series A warrants to purchase shares of our common stock (“Series A Warrants”), Series B warrants to purchase shares of our common stock (“Series B Warrants”), Series C warrants to purchase shares of our common stock (“Series C Warrants”), Series D warrants to purchase shares of our common stock (“Series D Warrants”) and Series E warrants to purchase shares of our common stock (“Series E Warrants” and, together with the Series A Warrants, Series B Warrants, Series C Warrants and Series D Warrants, the “Series A-E Warrants”), and certain placement agent warrants, resulting in gross proceeds of $15,640,963 (the “November 2015 Private Placement”). The private placement was completed in two closings, which took place on November 13, 2015 and November 30, 2015. In connection with this private placement, effective as of November 13, 2015, the holders of all 16,656,894 shares of our Series A Stock converted their shares into 620,781 shares of our common stock, which included 100,253 shares of our common stock issued in accordance with anti-dilution rights of the Series A Stock.

In a November 2016 private placement, we sold 3,828,754 shares of common stock and warrants to purchase an equivalent number of shares of our common stock, with an exercise price of $12.80 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants”), at a purchase price of $6.40 per share of common stock and Series F Warrant, resulting in gross proceeds of approximately $24.5 million (the “November 2016 Private Placement”). The private placement was completed in two closings, which took place on November 17, 2016 and November 22, 2016.

In connection with the November 2016 Private Placement, on November 17, 2016, we filed with the Secretary of State of the State of Nevada an Amendment to our Certificate of Designations, Preferences and Rights of Series B Preferred Stock (the “Series B COD Amendment”), originally filed November 13, 2015 with the Secretary of State of the State of Nevada, as corrected by the Certificate of Correction filed November 19, 2015 with the Secretary of State of the State of Nevada (as so corrected, the “Certificate of Designation”). The Series B COD Amendment (i) provided that the Company’s entry into a binding securities purchase agreement, by and among the Company and the investors signatory thereto, in connection with a private placement of the Company’s common stock and warrants, that results in at least $8,000,000 of aggregate gross proceeds to the Company (a “Private Placement”), shall result in the automatic conversion of the Company’s Series B Stock into shares of the Company’s common stock at a conversion price of $18.56 immediately prior to the initial closing of the Private Placement with aggregate gross proceeds to the Company of at least $8,000,000 and (ii) amended the definition of “Excluded Securities” to include the issuance of the Company’s common stock and warrants issued in any Private Placement. As a result of the November 2016 Private Placement, all of the issued and outstanding shares of Series B Stock were converted into an aggregate of 825,962 shares of our common stock on November 17, 2016. The Series B COD Amendment was approved by the “Required Holders” as defined in the Certificate of Designation. As a result of the mandatory conversion of the Series B Stock, the anti-dilution protection for dilutive issuances in the Series A Warrants, the Series C Warrants and the Series E Warrants ceased to be effective pursuant to the terms of such warrants.

Pursuant to the purchase agreement entered into in connection with November 2016 Private Placement, we agreed to reduce the exercise prices of certain of our outstanding warrants to purchase shares of common stock that were issued in connection with the November 2015 Private Placement. Effective as of November 18, 2016, the exercise price of each of the Series A Warrants and the Series C Warrants was reduced to $0.32 per share and the exercise price of the Series E Warrants was reduced to $32.00 per share, in each case subject to adjustment as provided in such Warrants.

In connection with the November 2016 Private Placement, pursuant to a Placement Agency Agreement, dated October 13, 2016 (the “Placement Agency Agreement”), among the Company, Katalyst Securities LLC (“Katalyst”) and GP Nurmenkari Inc. (“GP Nurmenkari,” and, together with Katalyst, the “Placement Agents”), we agreed to pay the Placement Agents (i) a cash fee at each closing under the purchase agreement equal to ten percent (10%) of each closing’s gross proceeds and (ii) warrants to purchase shares of common stock at each closing under the purchase agreement equal to ten percent (10%) of the number of shares of common stock sold in each closing, with an exercise price of $6.40 per share and a five-year term (the “Broker Warrants”). Such Warrants became exercisable when our stockholders approved an amendment to our Articles of Incorporation to increase the number of authorized shares and such amendment was filed in Nevada, which occurred on February 24, 2017.

Under the Placement Agency Agreement, we agreed to amend certain warrants previously issued to the Placement Agents. Immediately following the receipt of at least $8,000,000 of gross proceeds as part of the November 2016 Private Placement, the exercise price of the 70,119 unexercised placement agent Series B Warrants and/or broker warrants issued by the Company as placement agent compensation to Katalyst, their registered representatives and designees, assignees or successors in interest, in connection with the Company’s completed financing in November 2015 (collectively, the “Series B Broker Warrants”), was reduced to $0.32 per share of common stock, provided that the Series B Broker Warrants that have their exercise price reduced shall not be exercisable for six months from the date of the initial closing under the purchase agreement. Additionally, immediately following the receipt of at least $10,000,000 of gross proceeds as part of the November 2016 Private Placement, the exercise price of the 41,416 unexercised placement agent Series A Warrants and/or broker warrants issued by the Company as placement agent compensation to EDI Financial, Inc., Katalyst, their registered representatives and designees, assignees or successors in interest, in connection with the Company’s completed financings in 2013 (collectively, the “Series A Broker Warrants”) shall be reduced to $0.32 per share of common stock, provided that the Series A Broker Warrants that have their exercise price reduced shall not be exercisable for one year from the date of the initial closing under the purchase agreement. Accordingly, the exercise price of the Series A Broker Warrants and the Series B Broker Warrants has been reduced to $0.32 per share of common stock as of November 23, 2016.

Organizational History

We were incorporated as BlueFlash Communications, Inc. in Florida on January 11, 2011. Prior to the Reverse Merger (as defined below) and Split-Off (as defined below), our business was to provide software solutions to deliver geo-location targeted coupon advertising to mobile internet devices.

On August 9, 2013, we reincorporated in the State of Nevada by merging into a newly-formed special-purpose subsidiary, Neurotrope, Inc., which was incorporated on June 13, 2013, and was the surviving corporation in such reincorporation merger, or the Reincorporation Merger. As a result of the Reincorporation Merger, (i) we changed our name to Neurotrope, Inc. and (ii) we changed our jurisdiction of incorporation from Florida to Nevada.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., or Acquisition Sub, a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience, a corporation incorporated in the State of Delaware on October 31, 2012. Neurotrope BioScience was the surviving corporation in the merger, or the Reverse Merger, and became our wholly-owned subsidiary. All of the outstanding shares of Neurotrope BioScience common stock, (“Neurotrope BioScience Common Stock”), were converted into shares of our common stock, par value $0.0001 per share, and all of the outstanding shares of Neurotrope BioScience Series A Stock were converted into shares of our Series A Stock, in each case on a one-for-one basis.

In connection with the Reverse Merger and pursuant to a split-off agreement (the “Split-Off”), we transferred our pre-Reverse Merger business to Marissa Watson, our pre-Reverse Merger majority stockholder, in exchange for the surrender and cancellation of certain shares of our common stock owned by her.

As a result of the Reverse Merger and Split-Off, we discontinued our pre-Reverse Merger business and acquired the business of Neurotrope BioScience. Following the Reverse Merger and Split-Off, we have undertaken the business operations of Neurotrope BioScience as a publicly-traded company under the name Neurotrope, Inc., through Neurotrope BioScience, which is now our wholly-owned subsidiary.

In accordance with “reverse merger” accounting treatment, our historical financial statements as of period ends, and for periods ended, prior to the Reverse Merger were replaced with the historical financial statements of Neurotrope BioScience prior to the Reverse Merger in all applicable filings with the Securities and Exchange Commission (the “SEC”).

On January 11, 2017, we effected a 1-for-32 reverse stock split of our shares of common stock. As a result of the reverse stock split, every thirty-two (32) shares of our pre-reverse split common stock was combined and reclassified into one share of common stock. All references to common shares have been retroactively adjusted to reflect the reverse stock split. In addition, our pre-reverse split 400,000,000 authorized shares of common stock was proportionately reduced to 12,500,000 authorized shares of common stock as a result of the reverse stock split.

On February 24, 2017, we increased our authorized common stock to 150,000,000 shares.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 36 million people worldwide had AD in 2015. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2015, 5.3 million people are estimated to have AD, and approximately 96% of these people are older than 65 years of age.

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

Figure 1. Different Pharmacologic Targets being pursued for the Treatment of AD1

It has been shown that, during several years preceding the diagnosis of dementia associated with AD, there can be gradual cognition decline, which at first may have rather benign characteristics. At this stage, known as mild cognitive impairment (“MCI”), 60% of these patients will convert to early AD. In MCI, there can already be significant loss of synapses (the junctions between nerve cells) and compromised release of the chemical messengers onto their post-synaptic targets1. MCI, therefore, can transition into mild, moderate and, finally, severe stages of Alzheimer’s disease that are characterized by greater systemic loss of neurons and synapses in the brain tissue. Multiple failures in acetylcholine and glutamate neurotransmitter systems (neurotransmitters) may cause some of the symptoms of early AD, and thus these systems have become targets for pharmacologic intervention.

1 Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

In MCI and early AD, the amyloid load in the brain may or may not increase while the symptoms of early AD begin to occur. Loss of neurons and synaptic networks can be accompanied by abnormal processing of β amyloid (“Aβ”) peptide, causing elevation of the soluble Aβ oligomers, eventually leading to the formation of Aβ plaques (protein deposits) in the brain.

The conventional amyloid cascade hypothesis holds that amyloid pathology leads to hyperphosphorylated tau proteins (a protein found in nerve cells) being deposited within neurons in the form of insoluble tangles, excitotoxicity (overstimulation of nerve cells by neurotransmitters), inflammation and finally synaptic depletion and neuronal death. Other hypotheses suggest that AD begins earlier with dysfunctional tau metabolism – independent of amyloid levels. However, the majority of drug development efforts during the past two decades have focused on stopping the production of Aβ or its fragments, and the elimination of these peptides from either intracellular or extracellular locations has represented the preponderance of drug design efforts to halt the progression of AD. However, these efforts have been largely unsuccessful.

We believe the current failures of therapies clearing formed amyloid plaques come from an incomplete view of the process. In our view, amyloid plaques and the tau-based neurofibrillary tangles are pathologic hallmarks of AD, but cognitive deficits and synaptic loss can often occur in AD patients in the absence of amyloid plaques. We believe the appearance of these plaques and tangles is not necessarily linked to the death of neurons or synapses, and that the elimination of the plaques does not restore cognitive function as already demonstrated in extensive clinical testing with pathologic correlates. However, we believe that the soluble amyloid pre-plaque oligomers, through their toxicity to synapses and neurons, are important in the progression of the disease.

In animal studies, the scientific team led by our Chief Scientific Officer, Dr. Alkon, at the Blanchette Rockefeller Neurosciences Institute, or BRNI (now known CRE) found that PKCε activation in neurons targets the loss of synapses in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, i.e. the elevation of the toxic Aβ peptide, the loss of neurons, the appearance of plaques and tangles, and the loss of cognitive function.

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With 36 million people worldwide estimated to have had AD in 2015, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

We believe the markets for drugs or therapies to treat the underlying pathology of AD exist largely, but not exclusively, in the developed world and principally comprise the North American, European and Japanese markets. The aggregate AD market is subdivided into four distinct segments, which are shown in Figure 2, as are the compounded annual growth rates (“CAGRs”) for these segments over the 2009-2014 timeframe.

Sales of the major drug therapies available only by prescription are reported in Figure 2, which includes, among others, the acetylcholinesterase inhibitors (Exelon®, Razadyne®, and Aricept®) and the glutamate antagonist, Namenda®.2 These drugs are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2011 in excess of approximately $6 billion, according to a BBC Research Report. The negative CAGR for this segment reflects the fact that this class of drugs faces generic competition over the timeframe considered.

Figure 2. Global Market for AD ($ mm): 2009-20143

Market Segments	2009	2014	CAGR% 2009-14
Prescription Drugs for AD	5,947	5,211	-2.6
Diagnostics / Biomarkers	1,164	2,855	19.6
Therapeutics for Treatment of Symptoms	567	726	5.1
Imaging	361	852	18.7
Total	8,039	9,644	3.7

The “Therapeutics for Treatment of Symptoms” category cited in Figure 2 represents drugs from other classes that are being used to temporarily treat some of the symptoms of AD.4

Neurotrope’s Proposed Products

Challenges in Treating AD

One of the challenges in treating AD is that its symptoms become manifest only years after the disease process can be definitely diagnosed. Treatment strategies attempting to intervene once symptoms become more apparent are focused on stimulating the neurotransmitter activity of still healthy neurons, or removing the amyloid plaque deposited in the brain. All drug development efforts to date that have targeted the removal of beta-amyloid or tau protein as their therapeutic mechanism of action have failed, and drugs approved for stimulating neurotransmitter activity offer short-lived, palliative results for AD patients. As such, these strategies have yielded negative or marginal results with no effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies.

2 Exelon is a registered trademark of Novartis AG Corporation; Razadyne is a registered trademark of Johnson & Johnson Corporation; Aricept is a registered trademark of Eisai R&D Management Co., Ltd. Corporation; and Namenda is a registered trademark of Merz Pharma GmbH & Co.

3 BCC Research Report PHM062A AD Therapeutics and Diagnostics: Global Markets, January 2010. Available at http://www.bccresearch.com/market-research/pharmaceuticals/alzheimers-disease-therapeutics-phm062a.html.

 4 See footnote 3.

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.5

In contrast, we believe that our data from various preclinical animal models and compassionate use trials demonstrates that activation of PKCε in central nervous system neurons improves neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

Synaptogenesis

We believe that deficient activity or low concentrations of PKCε in aging subjects is one of the main causes of the neurodegeneration seen in AD. The schematic in Figure 3 illustrates only a portion of the changes mediated by PKCε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

Figure 3. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

5 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.

Activation of PKCε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes are effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 4.

Figure 4. Therapeutic targets for neuroregeneration through PKCε activation

Treatment of AD by Stimulating Synaptic Regeneration and Prevention of Neuronal Death

Dr. Alkon’s team at BRNI (now known as CRE) conducted research in synaptic regeneration and the prevention of neuronal death, outside the conventional wisdom that has dominated research efforts in the industry. The pathology of AD likely has multiple layers in its development, in addition to the presence of tau phosphorylated tangles and Aβ oligomers. However, once this process presents clinical manifestations of AD, restoring synaptic function thus far has not been effectively achieved by removing Aβ plaques with experimental drug interventions. Once neurons undergo toxic changes with soluble Aβ oligomers, the loss of function to the patient has been irreversible.

CRE’s and Neurotrope’s approach has been to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches, spines, and pre-synaptic terminals on these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized with serial sections visualized by the electron microscope in the brains of rats whose neurons and synapses have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKCε. The new growth of dendritic trees on the damaged neurons creates a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKCε activator produces markedly improved outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKCε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKCε and the reciprocal increase of soluble amyloid.6

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) as compared to synapses rejuvenated by the application of bryostatin. Treatment with bryostatin, through PKCε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

6 Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

The Central Role of PKCε in Maintaining Neuron Structure and Function

Upon activation, PKCε migrates from the intraneuronal cytoplasm to the cell membrane, where it activates signal-regulating enzymes (specifically the m-RNA stabilizing protein, HUD, and downstream growth factors such as BDNF, NGF, IGF, etc.; MAP kinases Erk1/2; the BCl-2 apoptosis cascade; and NF-κβ), causing a series of changes leading to increased DNA transcription, synaptic maturation, a consequent increase in levels of growth factor proteins (such as nerve growth factor and brain-derived neurotrophic factor), an inhibition of programmed cell-death and a reduction of β amyloid, and hyperphosphorylated tau.

This myriad of events is orchestrated by PKCε, and prompts a number of secondary events occurring in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKCε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of Alzheimer’s disease, stroke, traumatic brain injury, and Fragile X mental retardation.

The central role of PKCε activation in these dynamic events expands the amyloid and tau hypotheses for AD by including pathways to restore the synaptic networks lost during neurodegeneration and to prevent further loss. This mechanistic framework offers new targets for therapeutic intervention which not only prevent the formation of tangles and plaque, but also prevents neuronal death, and promotes the induction of new, mature synaptic networks.

Decreased amyloid formation from PKCε activation results from an increase in the rate of Aβ degradation by ECE (endothelin converting enzyme) and induction of α-secretase cleavage of amyloid precursor protein (the precursor molecule to Aβ) through phosphorylation of an enzyme known as Erk. In rodent models genetically predisposed to forming large amounts of amyloid deposits in their brains, PKCε activation was found to interrupt the ongoing formation of amyloid, suggesting that this approach may delay the progression of AD.

The key to CRE’s innovation in this area has been in identifying highly potent drug prototypes that at low concentrations cause the specific and transient activation of PKCε, without interacting with the other isozyme variants of PKC whose inactivation would negate the synaptogenic properties of the e isoform.

Testing PKCε Activation in Humans

The basic drug mechanism invoking PKCε activation for neuronal rejuvenation and synaptic regeneration has never been evaluated in humans for any drug class or therapeutic application. We believe that the pre-clinical and clinical research in this field as described above is an ideal platform for testing this approach in human subjects.

We have licensed a body of biomedical research from CRE, formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI, that is comprised of new methods and drug prototypes designed to stimulate neuronal regeneration. For additional information, see “Business – Intellectual Property – Technology License and Services Agreement.” We believe the commercial application of this technology has potential to impact AD as well as traumatic brain injury, ischemic stroke, post-traumatic stress syndrome and learning disorders.

Drug Prototypes That Treat AD through Regeneration

CRE has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCε. Representative structures of bryostatin and a lead PUFA analog are shown in Figure 5.

Figure 5. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCε7

7 Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “Neuroprotective versus Tumorigenic protein kinase C activators.”

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

Part of the hierarchal array of in vitro and in vivo tests useful in optimizing the potency of our potential drug prototypes is displayed in Figure 6.

Figure 6. Optimization of PKCε Activation Effects in Lead Drug Candidates: Array of in vitro and in vivo Test Models

Bryostatin

Our lead product candidate is bryostatin. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Importantly, we have now obtained an exclusive license for neurologic disorders to a new, accelerated synthesis of bryostatin-1 recently developed at Stanford University by Dr. Paul Wender and his team. Bryostatin is a PKCα and e activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,400 patients at the National Cancer Institute (“NCI”) for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials. In general, bryostatin-1 was considered to be “well-tolerated” in these anti-cancer trials.

It was discovered that at doses at the lower levels than those used in these anticancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. As described above, activation of PKCε has now been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

The NCI has entered into a material transfer agreement with CRE to provide the bryostatin required for pre-clinical research as well as the Phase 2 clinical trials planned by the Company. The clinical material transfer agreement specifies that CRE retains all of the bryostatin intellectual property. Our license agreement with CRE (see “Business – Intellectual Property – Technology License and Services Agreement”) permits our access to new bryostatin clinical trial data and information held by the NCI, as well as past clinical, safety and toxicity data compiled by the NCI during the time this drug was being evaluated for its anticancer properties. See Item 1A, “Risk Factors—We are partly dependent upon the NCI to supply bryostatin for our clinical trials.”

CRE previously conducted an exploratory evaluation of bryostatin on a compassionate use basis in AD patients who have an inherited form of AD, frequently called familial AD, under an FDA-approved study protocol. Familial AD results from one of four major mutations in the genome, and this mutation is passed on from generation to generation within a family that carries the defective gene. The tragic consequence of familial AD is that it strikes its victims at an early age, often while they are in their twenties. The aggressive progression of familial AD can render these patients in the terminal stages of AD in their late 30s and early 40s.

Bryologs

On May 12, 2014, we entered into a license agreement (the “Stanford License”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford has granted to us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under three issued U.S. patents and one pending U.S. patent and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardioprotection and traumatic brain injury, collectively referred to as the Licensed Field of Use, for the life of the licensed patents. As mentioned above, in January 2017, we entered into an additional license agreement with Stanford relating to an accelerated synthesis of bryostatin-1.

Also as mentioned above, our initial drug candidate, bryostatin, is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. However, it takes large quantities of biomass harvested from the oceans to produce even small quantities of bryostatin, and supply is limited.

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

We are required by the Stanford License to use commercially reasonable efforts to develop, manufacture, and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford License). In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specified milestone payments to Stanford. We will also pay Stanford royalties on net sales, if any, of Licensed Products (as defined in the Stanford License).

Stanford retains the right, on behalf of itself and all other non-profit research institutions, to practice the licensed patents and use the licensed technology for any non-profit purpose, including sponsored research and collaborations. The license is also subject to Title 35, Sections 200-204, of the United States Code, which governs patent rights in inventions made with U.S. government assistance. Among other things, these provisions provide the United States government with nonexclusive rights in the licensed patents. They also impose the obligation that products based on the licensed patents sold or produced in the United States be “manufactured substantially in the United States.”

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at CRE and evaluated for their PKCε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKCε at a different site. We believe the PUFA analogs represent a potential source for follow-on drug candidates. PKCε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to and, in some cases, potentially superior to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we would plan to advance a drug prototype from this chemical family.

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

February 2015 SOW and November 2015 SOW

Effective November 13, 2013, we agreed to a statement of work with CRE pursuant to which we contracted for the further development of our potential therapeutic product. Pursuant to this statement of work, we paid CRE $251,939 for related personnel and research services. CRE completed the services pursuant to this statement of work in 2014. As of March 12, 2014, we entered into a statement of work with CRE to continue pre-clinical activities relating to the commercialization of our therapeutic product. We paid CRE the entire total pursuant to this statement of work of approximately $465,000 during the year ended December 31, 2014. CRE completed the services pursuant to this statement of work in 2014.

On February 4, 2015, we entered into a Statement of Work and Account Satisfaction Agreement with CRE (the “February 2015 SOW”), which was effective as of October 1, 2014 and continued until September 30, 2015.

Pursuant to the February 2015 SOW, we agreed, among other things, to pay CRE $20,000 in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by CRE’s Scientific Director (our Chief Scientific Officer Dr. Dan Alkon), regarding our contract with Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann-Pick Type C disease.

Under the February 2015 SOW, Neurotrope BioScience also agreed to pay CRE $2,400,000 in service fees and other amounts payable at a rate of $200,000 per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first $600,000 of payments satisfy certain outstanding amounts owed to CRE. In consideration for the February 2015 SOW, in addition to the terms described above, CRE also agreed to (a) use commercially reasonable efforts to enroll, at no cost to Neurotrope BioScience, at least four additional compassionate use or expanded access patients, in trials of CRE’s Alzheimer’s therapeutic drug platform during the term of the February 2015 SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of CRE’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of CRE’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with CRE’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, along with various other terms and conditions, (f) conduct initial research on PUFA derivatives for the purpose of developing a commercially usable PKCε activator and (g) provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKCε activator. Furthermore, CRE agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage. In order for CRE to perform certain of the services described in (c) above, Neurotrope BioScience reimbursed a third party for services CRE received from such third party in the amount of $150,000 in connection with CRE’s former diagnostic trial program with such third party.

Neurotrope Bioscience entered into a new Statement of Work Agreement on November 12, 2015 (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015. Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay CRE $1,166,666 in service fees payable in the amount of $83,333 per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement satisfied Neurotrope Bioscience’s obligations to reimburse CRE pursuant to Section 5.6 of the CRE License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which CRE may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. CRE shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE agreed to perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. Thus far, four patients have been treated, three of which were treated under an IND cleared by the FDA. The payments set forth above satisfied any and all of Neurotrope Bioscience’s obligation whatsoever to CRE or to any other third party for costs incurred or to be incurred by CRE relating to such trials. Neurotrope Bioscience and CRE shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by CRE without the consent of Neurotrope Bioscience.

Services Agreement

On October 9, 2015, Neurotrope BioScience, our wholly-owned subsidiary, executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT agreed to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015 and completed enrollment in November 2016. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients, but has been amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks, which has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, will be compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit. In November 2016, we completed patient enrollment and we currently expect to report early in the second quarter of 2017.

Intellectual Property

Technology License and Services Agreement

On February 4, 2015, Neurotrope BioScience, CRE and NRV II, LLC entered into an Amended and Restated Technology License and Services Agreement (the “CRE License”), which further amended and restated the Technology License and Services Agreement dated as of October 31, 2012, as amended by Amendment No. 1 dated as of August 21, 2013.

Pursuant to the CRE License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. Furthermore, on July 10, 2015, under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted back to CRE and, accordingly, Neurotrope BioScience no longer has any rights under the CRE License for diagnostic applications using the CRE patent portfolio or technology.

Notwithstanding the above license terms, CRE and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to Neurotrope BioScience or to perform other activities in connection with the CRE License.

Under the CRE License, CRE and Neurotrope BioScience may not enter into sublicense agreements with third parties except with CRE’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the CRE License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that Neurotrope BioScience entered into with a third party pursuant to the terms of the CRE License will be licensed to CRE and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to CRE.

Pursuant to the terms of the November 12, 2015 amendment to the CRE License, we paid an aggregate of approximately $348,000 to CRE following the closings of the Series B private placement, which constituted an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

Under the CRE License, CRE and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, pursuant to the license agreement dated October 31, 2012 and amended on August 21, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by CRE pursuant to a statement of work that the parties enter into pursuant to the CRE License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by CRE not pursuant to a statement of work (the “Jointly Owned Data”). CRE has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the CRE License or following any expiration of the CRE License other than an expiration that is the result of a breach by Neurotrope BioScience of the CRE License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”) provided, however, CRE may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the CRE License. Also, CRE granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain CRE data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the CRE License.

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

Our Licensed Intellectual Property

We have licensed from CRE an extensive intellectual property portfolio that includes issued patents, pending patent applications and provisional patent applications, in the U.S. and elsewhere, which, we believe, together cover these key pharmaceutical markets. A method of use patent has been issued to CRE that covers the use of the PUFA family of molecules for the same therapeutic applications.

We believe the CRE License provides us rights to the patents and technologies required to develop our proposed products. The patents and technologies licensed to us pursuant to the CRE License include, without limitation, the following:

•	therapies based on bryostatin and PUFA chemical families; and

•	methods for treating AD.

A number of CRE’s patent applications for treatment of neurological disorders have been under active prosecution for many years and have been the subject of multiple rejections for anticipation and/or obviousness based on prior art. There are no guarantees that CRE’s pending patent applications will issue into commercially meaningful patents. If these patent applications are not approved or successfully prosecuted, then we will attempt to seek other means of protecting its proprietary position including, but not limited to, trade secrets, proprietary formulations and methods, etc.

A substantial amount of in-human data exists that was generated by the NCI that involves the earlier evaluation of bryostatin as an anticancer agent. The NCI also holds the existing inventory of the bryostatin drug product which is suitable for use in man. Our use of the substantial data package generated by the NCI on bryostatin, as well as access to the clinical supply of this substance, is permitted under a material transfer agreements entered into and between the NCI and CRE.

There are no known patent conflicts or freedom to operate issues at this time which could encumber our ability to commercialize the PKCε activators for the treatment of cognition and memory disorders. However, we cannot provide any assurance that such conflicts will not arise in the future. See the Risk Factors captioned “Our commercial success will depend, in part, on our ability, and the ability of our licensors, to obtain and maintain patent protection. Our licensors’ failure to obtain and maintain patent protection for our products may have a material adverse effect on our business.” and “Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.” under “Risk Factors.”

We also have the right to re-license certain patents and patent applications in certain jurisdictions that we had licensed under the CRE License but had previously elected to relinquish. In the event that we decide to re-license any of such patents and/or patent applications, then we are required to reimburse CRE for all of the attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to such patents and/or patent applications that have been incurred since we elected to relinquish them under the CRE License.

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

Competition

We compete with many companies, research institutes, hospitals, governments and universities that are working to develop products and processes to treat AD. Many of these entities have substantially greater financial, technical, manufacturing, marketing, distribution and other resources than we do. However, there has been a dearth of new product introductions in the last 20 years for the treatment of AD symptoms in patients who begin exhibiting the memory and cognitive disorders associated with the disease. All of the products introduced to date for the treatment of AD have yielded negative or marginal results with little effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. We believe we are the only company currently pursuing PKCε activation (with consequent prevention of neuronal death and induction synaptic network growth) as a mechanism to treat AD and neurodegenerative disease. Although we believe that we have no direct competitors working in this same field at the present time, we cannot provide assurance that our competitors will not discover compounds or processes that may be competitive with our products and introduce such products or processes before us.

Employees

As of the date of this Annual Report on Form 10-K, we have five full-time personnel. We have no part-time employees.

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

Risks Related to Our Business and Financial Condition

We will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2016, we had approximately $25.8 million of available cash and cash equivalents. We raised approximately $24.5 million of gross proceeds in the November 2016 Private Placement. We are currently reviewing our current operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

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

If the CRE License were terminated, we may be required to cease operations.

Our rights to develop, commercialize and sell certain of our proposed products, including bryostatin, is, in part, dependent upon the CRE License. CRE has the right to terminate this agreement after 30 days prior notice in certain circumstances, including if we were to materially breach any provisions of the agreement after a 60-day cure period for breaches that are capable of being cured, in the event of certain bankruptcy or insolvency proceedings. Additionally, the CRE License provides that the license may not be assigned, including by means of a change of control of the Company, or sublicensed without the consent of CRE. For additional information regarding the CRE License, see “Business – Intellectual Property – Technology License and Services Agreement.” If the CRE License were terminated, we would lose rights to a substantial portion of the intellectual property currently being developed by us and no longer have the rights to develop, commercialize and sell some of our proposed products. As a result, we may be required to cease operations under such circumstance.

We rely on independent third-party contract research organizations to perform clinical and non-clinical studies of our drug candidate and to perform other research and development services.

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. See “Business – Intellectual Property – Technology License and Services Agreement.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. Many important aspects of the services that may be performed for us by CROs would be out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

We have relied on the representations and materials provided by CRE, including scientific, peer-reviewed and non-peer reviewed publications, abstracts, slides, internal documents, verbal communications, patents and related patent filings, with respect to the results of its research related to our proposed products.

BRNI (now known as CRE) began the development of the intellectual property that forms the basis for our proposed products in 1999. We have relied on the quality and validity of the research results obtained by CRE with respect to this intellectual property, and we have conducted limited verification of the raw preclinical and clinical data produced by CRE. No independent third-party has verified any such data. If any of CRE’s basic processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals, could be materially adversely impacted.

We have a limited operating history upon which investors can evaluate our future prospects.

Our drug product, bryostatin, is in an early development stage and we are subject to all of the risks inherent in the establishment of a new business enterprise. While development of our product candidates was started in 1999 by BRNI (now known as CRE), Neurotrope BioScience was incorporated on October 31, 2012 and on that same date entered into the Technology License and Services Agreement with CRE and NRV II, LLC for the continuing development and commercialization of our product candidates, and, therefore, we have a limited operating history. Our proposed products are currently in the research and development stage and we have not generated any revenues, nor do we expect our products to generate revenues for the near term, if ever. As a result, any investment in our securities must be evaluated in light of the potential problems, delays, uncertainties and complications encountered in connection with a newly established pharmaceutical development business. The risks include, but are not limited to, the possibilities that any or all of our potential products will be found to be unsafe, ineffective or, that the products once developed, although effective, are not economical to market; that our competitors hold proprietary rights that preclude us from marketing such products; that our competitors market a superior or equivalent product; or the failure to receive necessary regulatory clearances for our proposed products. To achieve profitable operations, we must successfully develop, obtain regulatory approval for, introduce and successfully market, sell or license at a profit product candidates that are currently in the research and development phase. We only have one product candidate in clinical development, i.e., bryostatin to treat AD. Much of the clinical development work and testing for our product candidates remains to be completed. No assurance can be given that our research and development efforts will be successful, that required regulatory approvals will be obtained, that any of our candidates will be safe and effective, that any products, if developed and introduced, will be successfully marketed, sold or licensed or achieve market acceptance or that products will be marketed at prices necessary to generate profits. Failure to successfully develop, obtain regulatory approvals for, or introduce and market, sell or license our products would have material adverse effects on our business prospects, financial condition and results of operations.

If we do not obtain the necessary regulatory approvals in the United States and/or other countries, we will not be able to sell our drug candidates.

We cannot assure you that we will receive the approvals necessary to commercialize bryostatin, or any other potential drug candidates we acquire or attempt to develop in the future. We will need approval from the FDA to commercialize our drug candidates in the U.S. and approvals from similar regulatory authorities in foreign jurisdictions to commercialize our drug candidates in those jurisdictions. In order to obtain FDA approval of bryostatin or any other drug candidate for the treatment of AD, we must submit first an Investigational New Drug (“IND”) application and then a New Drug Application (“NDA”) to the FDA, demonstrating that the drug candidate is safe, pure and potent, and effective for its intended use. This demonstration requires significant research including completion of clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depending upon the type, complexity and novelty of the drug candidate and requires substantial resources for research, development and testing. We cannot predict whether our clinical trials will demonstrate the safety and efficacy of our drug candidates or if the results of any clinical trials will be sufficient to advance to the next phase of development or for approval from the FDA. We also cannot predict whether our research and clinical approaches will result in drugs or therapeutics that the FDA considers safe and effective for the proposed indications. The FDA has substantial discretion in the drug approval process. The approval process may be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals may prevent or delay commercialization of, and our ability to derive revenues from, our drug candidates and diminish any competitive advantages that we may otherwise believe that we hold. Even if we comply with all FDA requests, the FDA may ultimately reject one or more of our applications. We may never obtain regulatory clearance for any of our drug candidates. Failure to obtain FDA approval of our drug candidates will leave us without a saleable product and therefore without any source of revenues. In addition, the FDA may require us to conduct additional clinical testing or to perform post-marketing studies, as a condition to granting marketing approval of a drug product or permit continued marketing, if previously approved. If conditional marketing approval is obtained, the results generated after approval could result in loss of marketing approval, changes in product labeling, and/or new or increased concerns about the side effects or efficacy of a product. The FDA has significant post-market authority, including the explicit authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with FDA-approved risk evaluation and mitigation strategies. The FDA’s exercise of its authority has in some cases resulted, and in the future could result, in delays or increased costs during product development, clinical trials and regulatory review, increased costs to comply with additional post-approval regulatory requirements and potential restrictions on sales of approved drugs. In foreign jurisdictions, the regulatory approval processes generally include the same or similar risks as those associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our drug candidates for sale either within or outside the United States.

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

Pursuant to the CRE License, we have obtained rights to certain patents owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012. For additional information regarding the CRE License, see “Business – Intellectual Property – Technology License and Services Agreement.” In the future, we may seek rights from third parties to other patents or patent applications. Our success will depend, in part, on our ability and the ability of our licensors to maintain and/or obtain and enforce patent protection for our proposed products and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. Patent positions in the field of biotechnology and pharmaceuticals are generally highly uncertain and involve complex legal and scientific questions. We cannot be certain that we or our licensors were the first inventors of inventions covered by our licensed patents or that we or they were the first to file. Accordingly, the patents licensed to us may not be valid or afford us protection against competitors with similar technology. The failure to maintain and/or obtain patent protection on the technologies underlying our proposed products may have material adverse effects on our competitive position and business prospects.

Changes in our ownership could limit our ability to utilize net operating loss carryforwards.

As of December 31, 2016, we had aggregate federal and state net operating loss carryforwards of approximately $32.5 million, which begin to expire in fiscal 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

Our licensed patented technologies may infringe on other patents, which may expose us to costly litigation.

It is possible that our licensed patented technologies may infringe on patents or other rights owned by others. We may have to alter our products or processes, pay additional licensing fees, pay to defend an infringement action or challenge the validity of the patents in court or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. Patent litigation is costly and time consuming, and we may not have sufficient resources to pay for such litigation. Pursuant to the CRE License, CRE has the exclusive right (but not the obligation) to apply for, file, prosecute or maintain patents and patent applications for our licensed technologies. However, in order to maintain our rights to use our licensed technologies, we must reimburse CRE for all of the attorney’s fees and other costs and expenses related to any of the foregoing. For additional information regarding the CRE License, see “Business – Intellectual Property – Technology License and Services Agreement.” If the patents licensed to us are determined to infringe a patent owned by a third party and we do not obtain a license under such third-party patents, or if we are found liable for infringement or are not able to have such third-party patents declared invalid, we may be liable for significant money damages, we may encounter significant delays in bringing products to market or we may be precluded from participating in the manufacture, use or sale of products or methods of treatment requiring such licenses.

We may not be able to protect our trade secrets and other unpatented proprietary technologies, which could give our competitors an advantage over us.

In addition to our reliance on patents and pending patents owned by CRE, we rely upon trade secrets and other unpatented proprietary technologies. We may not be able to adequately protect our rights with regard to such unpatented proprietary technologies or competitors may independently develop substantially equivalent technologies. We seek to protect trade secrets and proprietary knowledge, in part through confidentiality agreements with our employees, consultants, advisors and collaborators. Nevertheless, these agreements may not effectively prevent disclosure of our confidential information and may not provide us with an adequate remedy in the event of unauthorized disclosure of such information and, as a result, our competitors could gain a competitive advantage over us.

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

We are partly dependent upon the NCI to supply bryostatin for our clinical trials.

CRE has entered into a material transfer agreement with the NCI, pursuant to which the NCI has agreed to supply bryostatin required for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of bryostatin for the treatment of AD. Therefore, CRE or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize bryostatin for the treatment of AD. We have entered into license agreements with Stanford for the development of bryostatin structural derivatives known as “bryologs” and an accelerated synthesis of bryostatin-1 as alternative potential sources of bryostatin. There can be no assurance that we will be able to secure future bryostatin supplies from any source on commercially reasonable terms, if at all.

We expect to rely on third parties to manufacture our proposed products and, as a result, we may not be able to control our product development or commercialization.

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are partly dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to current good manufacturing practice regulations enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

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

Commercial sales of any products we successfully develop will substantially depend upon the products’ efficacy and on their acceptance by patients, the medical community, providers of comprehensive healthcare insurance, healthcare benefit plan managers, the Centers for Medicare and Medicaid Services (“CMS”) (which is the U.S. federal agency which administers Medicare, Medicaid and the State Children’s Health Insurance Program), and other organizations. Widespread acceptance of our products will require educating patients, the medical community and third-party payors of medical treatments as to the benefits and reliability of the products. Our proposed products may not be accepted, and, even if they are accepted, we are unable to estimate the length of time it would take to gain such acceptance.

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

There is currently a limited public market for shares of our common stock, and an active trading market may never develop or, if developed, may not be maintained. Our common stock is not listed on a stock exchange. Our common stock is quoted on the OTC Market. The OCT Market is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. The average daily trading volume in our common stock was approximately 55,000 shares during the 90-day period ended March 6, 2017. We may not ever be able to satisfy the listing requirements for our common stock to be listed on a national securities exchange, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our common stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our common stock may not be sufficiently widely held; we may not be able to secure market makers for our common stock; and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our common stock listed. Should we fail to satisfy the initial listing standards of the national exchanges, or our common stock is otherwise rejected for listing and remains listed on the OTC Market or suspended from the OTC Market, the trading price of our common stock could suffer and the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility.

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

Our common stock may be subject to the “penny stock” rules of the SEC and the trading market in the securities is limited, which makes transactions in the stock cumbersome and may reduce the value of an investment in our common stock.

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

Volatility in the price of our common stock could lead to losses by investors and costly securities litigation.

The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	additions or departures of key personnel;

•	actual or anticipated variations in our operating results;

•	announcements of developments by us or our competitors;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting our industry;

•	sales of our common stock or other securities in the open market or in any publicized transaction;

•	changes in our industry;

•	regulatory and economic developments, including our ability to obtain working capital financing;

•	shares of our common stock are saleable under Rule 144 of the Securities Act of 1933, as amended, or the Securities Act, and as a result, potential and actual sales of our common stock by our present stockholders may have a depressive effect on the price of our common stock in the marketplace;

•	potential and actual sales of our common stock by our present stockholders pursuant to registration statements may have a depressive effect on the price of our common stock in the marketplace;

•	our ability to execute our business plan;

•	other events or factors, many of which are beyond our control; and

•	announcement of clinical trial results.

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

Transfer of our common stock may be restricted under the securities laws and regulations promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws. Absent compliance with such individual “Blue Sky” laws, our common stock may not be traded in such jurisdictions. We currently maintain information which permits sales of securities pursuant to the “manuals exemption.” This manuals exemption permits a security to be sold by stockholders in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by that state. The listing entry must contain (i) the names of issuers, officers, and directors, (ii) an issuer’s balance sheet, and (iii) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. The principal accepted manuals are those published by Standard and Poor’s, and Mergent, Inc. Many states expressly recognize these manuals. Certain states either do not recognize principal accepted manuals or do not expressly recognize the manuals exemption. These states include: Alabama, California, Illinois, Kentucky, Louisiana, Missouri, New Hampshire, New York, Tennessee and Virginia. Registration of the securities is required in these states in order for such securities to be sold by stockholders in such states. As a result, it will not be possible for persons to resell shares of our common stock pursuant to this registration statement in these states without such registration. There is no assurance that the state securities divisions will approve these registrations. Accordingly, investors should consider the secondary market for our securities to be a limited one.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our common stock.

Any future issuance of our equity or equity-backed securities will dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we will need additional financing to continue our operations and may raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options and other equity compensation issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors (the “Board”) may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our Articles of Incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of our common or preferred stock or other securities may create downward pressure on the trading price of our common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of our common stock are then traded.

We may obtain additional capital through the issuance of preferred stock, which may limit your rights as a holder of our common stock.

Without any stockholder vote or action, our Board may designate and approve for issuance shares of our preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of the holders of our common stock. The designation and issuance of preferred stock favorable to current management or stockholders could make any possible takeover of us or the removal of our management more difficult.

Being a public company is expensive and administratively burdensome.

Public reporting companies are subject to the information and reporting requirements of the Securities Act, the Securities Exchange Act of 1934, as amended, or the Exchange Act, and other federal securities laws, rules and regulations related thereto, including compliance with the Sarbanes-Oxley Act. Complying with these laws and regulations requires the time and attention of our Board and management, and increases our expenses. Among other things, public reporting companies must:

•	maintain and evaluate a system of internal controls over financial reporting in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”) and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	maintain policies relating to disclosure controls and procedures;

•	prepare and distribute periodic reports in compliance with our obligations under federal securities laws;

•	institute a more comprehensive compliance function, including with respect to corporate governance; and

•	involve, to a greater degree, our outside legal counsel and accountants in the above activities.

The costs of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC and furnishing audited reports to stockholders is expensive and much greater than that of a privately-held company, and compliance with these rules and regulations may require us to hire additional financial reporting, internal controls and other finance personnel, and will involve a material increase in regulatory, legal and accounting expenses and the attention of management. We currently do not comply with all of these regulations. See below Risk Factor entitled “Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.” There can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all. In addition, being a public company has made it more expensive for us to obtain director and officer liability insurance. In the future, we may be required to accept reduced coverage or incur substantially higher costs to obtain this coverage. These factors could also make it more difficult for us to attract and retain qualified executives and members of our Board, particularly directors willing to serve on the audit and compensation committees.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, at such time, if any, as we are no longer a “smaller reporting company,” our independent auditors will have to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. We have limited experience operating as a public reporting company under the level of internal control over financial reporting required by the Sarbanes-Oxley Act. We performed an evaluation under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures and internal controls over financial reporting are not effective due to the material weakness resulting from a limited segregation of duties among our employees with respect to our control activities. This deficiency is the result of our limited number of employees. This deficiency may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

Item 2.	Properties.

Our principal executive offices are currently located at 205 East 42nd St - 16th Floor, New York NY 10017, for which there is no lease or rent.

Item 3.	Legal Proceedings.

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

Market Information and Holders

Our common stock is currently eligible for quotation and trades on the OTC Market under the symbol “NTRP.” On March 6, 2017, the last reported sale price for our common stock was $19.48 per share.

As of March 6, 2017, we had 7,448,823 shares of our common stock issued and outstanding held by approximately 424 stockholders of record. To date, we have not paid dividends on our common stock.

As of March 6, 2017, we also had the following securities outstanding:

•	Series A Warrants to purchase 183,065 shares of our common stock at an exercise price of $0.32 per share, with an expiration date five years from the date of issuance.

•	Series C Warrants to purchase 230,358 shares of our common stock at an exercise price of $0.32 per share, with an expiration date of five years from the date of issuance.

•	Series E Warrants, which are contingent upon the exercise of the Series C Warrants, to purchase 819,914 shares of our common stock at an exercise price of $32.00 per share, with an expiration date that is five years from the date of the initial exercise of the Series C Warrants.

•	Series F Warrants to purchase 3,824,847 shares of our common stock at an exercise price of $12.80 per share, with an expiration date five years from the date of issuance.

•	Placement agent warrants to purchase 113,114 shares of our common stock at an exercise price of $0.32 per share.

•	Placement agent warrants to purchase 382,887 shares of our common stock at an exercise price of $6.40 per share.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated, as reported on the OTC Market. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock has historically been very thinly traded and, thus, pricing of our common stock on the OTC Market does not necessarily represent its fair market value. All prices have been retroactively adjusted to reflect the 1-for-32 reverse stock split that was effected on January 11, 2017, but do not account for any fractional shares.

Period	High	Low
Quarter ended March 31, 2015	46.40	28.48
Quarter ended June 30, 2015	41.28	20.16
Quarter ended September 30, 2015	31.04	19.20
Quarter ending December 31, 2015	25.44	13.44
Quarter ended March 31, 2016	18.88	11.52
Quarter ended June 30, 2016	19.20	11.68
Quarter ended September 30, 2016	17.28	9.92
Quarter ended December 31, 2016	19.20	7.20

Dividends

We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings, if any, to fund our ongoing operations and future capital requirements. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant. Other than provisions of the Nevada Revised Statutes requiring post-dividend solvency according to certain measures, there are no material statutory restrictions limiting, or that are likely to limit, our ability to pay dividends on our common stock.

Unregistered Sales of Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report. Unless otherwise noted, all share and per share data give effect to the 1-for-32 reverse stock split of our common stock that was effected on January 11, 2017.

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the Reverse Merger and became Neurotrope, Inc.’s wholly-owned subsidiary. As the result of the Reverse Merger, the Company’s business changed from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”).

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

Basis of Presentation

The audited financial statements for our fiscal years ended December 31, 2016 and 2015 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also developing bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X and Niemann-Pick Type C, which are in pre-clinical testing.  Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.  Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed originally by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through Neurotrope BioScience in collaboration with CRE.

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

Concurrently with the November 12, 2015 amendment to the CRE License, Neurotrope Bioscience entered into a Statement of Work Agreement pursuant to the CRE License Agreement (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015.

Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay CRE $1,166,666 in service fees payable in the amount of $83,333 per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement satisfied Neurotrope Bioscience’s obligations to reimburse CRE pursuant to Section 5.6 of the CRE License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which CRE may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. CRE shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope Bioscience (which consent shall not be unreasonably withheld, delayed, or denied). In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE performed the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform.

On July 28, 2016, CRE filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the Northern District of West Virginia. As part of the bankruptcy filing, CRE asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our President and Chief Scientific Officer and was also the former scientific director of BRNI (prior to its name change to Cognitive Research Enterprises, Inc.), and who led a team of scientists who were principally involved on behalf of BRNI in support of the CRE License. CRE has not requested that the CRE License itself be rejected. We do not believe that CRE, as a matter of law, has a right to terminate the CRE License as a result of the bankruptcy filing and have been advised by CRE’s representatives that there will be no action regarding the CRE License and that CRE intends to meet all of its obligations in support of the Company’s work. On September 23, 2016, the United States Bankruptcy Court for the Northern District of West Virginia entered an order approving the sale of a substantial amount of CRE's assets to West Virginia University. The Court also entered an order approving a settlement agreement between Dr. Alkon, CRE and West Virginia University. As part of the asset sale, CRE sold the BRNI name and all derivatives to West Virginia University. Consequently, the Board of CRE resolved on September 28, 2016 to change its name to Cognitive Research Enterprises, Inc. CRE continues to own the assets that are being licensed to us under the CRE License. We are in the process of negotiating with West Virginia University regarding the license of certain assets that were previously excluded from the CRE License in November 2015 and which were subsequently transferred to West Virginia University as part of CRE’s asset sale.

On May 12, 2014, we entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of the Leland Stanford Junior University (“Stanford”) pursuant to which Stanford granted us a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Pursuant to the Stanford Agreement, we paid a $60,000 license initiation fee to Stanford. We currently pay Stanford a $10,000 annual license maintenance fee, and will pay milestone payments in the aggregate amount of up to $3,700,000 upon the achievement of certain product development events commencing upon the filing of the first IND application through approval of an applicable product, as well as low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford. In January 2017, we entered into an additional license agreement with Stanford relating to an accelerated synthesis of bryostatin-1.   Pursuant to this additional license agreement, we paid a $70,000 license initiation fee to Stanford. We will pay Stanford a $10,000 annual license maintenance fee, and will pay milestone payments in the aggregate amount of up to $2,100,000 upon the achievement of certain product development events commencing upon the dosing of the first patient with synthesized bryostatin, as well as low single-digit royalties on net sales of the licensed products. Each party has the right to terminate the Stanford Agreement for an uncured material breach of the other party. Additionally, we may terminate the Stanford Agreement at any time upon 60 days written notice to Stanford.

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

Following on these results, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015 and completed enrollment in November 2016. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but has been amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, will be compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit. In November 2016, we completed patient enrollment, and in February 2017, we completed patient dosing. We currently expect to report data in the second quarter of 2017.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2 clinical study protocol as outlined above. As a result of the amendment, the Company believes that the total trial cost will be reduced by approximately $2 million. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of December 31, 2016, Neurotrope BioScience has paid WCT approximately $4.9 million for services provided.

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

A study was funded by several family foundations under the auspices of SOAR-NPC. This study examined the effects of various dosing regimens of bryostatin in NP-C mice over a brief treatment period. Although bryostatin showed mixed results in vivo, the SOAR study did not find encouraging results with its in vivo animal model. Another in vivo study began at the beginning of 2016 and is currently underway at Mt. Sinai to evaluate the effect of bryostatin in an animal model (NPC1 mice) of Niemann-Pick Type C. Depending upon the in vivo results and available funding, we will work towards completion of the necessary pre-clinical work in order to file and obtain FDA approval of an IND, or investigational new drug application. We are encouraged by preliminary data in the NPC1 animal model. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

Neurotrope has entered into a research collaboration with the International Rett Syndrome Foundation (“Foundation”), under the Rett Syndrome.org Scout Program, funded by the Foundation, whereby bryostatin will be tested using mouse models. We intend to explore whether bryostatin will activate key synaptic growth factors that are deficient in patients suffering from Rett Syndrome.

The Company is also advancing its drug development program through a licensing agreement with Stanford regarding the synthesis of brylogs and related technology.

Recent Developments

November 2016 Private Placement

In a November 2016 private placement, we sold 3,828,754 shares of common stock and warrants to purchase an equivalent number of shares of our common stock, with an exercise price of $12.80 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants”), at a purchase price of $6.40 per share of Common Stock and Series F Warrant, resulting in gross proceeds of approximately $24.5 million (the “November 2016 Private Placement”). The private placement was completed in two closings, which took place on November 17, 2016 and November 22, 2016.

As a result of the November 2016 Private Placement, all of the issued and outstanding shares of Series B Stock were converted into an aggregate of 825,962 shares of our common stock on November 17, 2016, at a conversion price of $18.56 immediately prior to the initial closing of the private placement. As a result of the mandatory conversion of the Series B Stock, the anti-dilution protection for dilutive issuances in the Series A Warrants, the Series C Warrants and the Series E Warrants ceased to be effective pursuant to the terms of such warrants.

Pursuant to the purchase agreement entered into in connection with November 2016 Private Placement, we agreed to reduce the exercise prices of certain of our outstanding warrants to purchase shares of common stock that were issued in connection with the November 2015 Private Placement. Effective as of November 18, 2016, the exercise price of each of the Series A Warrants and the Series C Warrants was reduced to $0.32 per share and the exercise price of the Series E Warrants was reduced to $32.00 per share, in each case subject to adjustment as provided in such Warrants. As a result, we recorded a deemed dividend of approximately $9.4 million resulting from the revaluation of the Series A, C and E Warrants based upon the reduced exercise prices of those warrants.

January 2017 Reverse Stock Split

On January 11, 2017, we filed with the Secretary of State of the State of Nevada a Certificate of Change to our Articles of Incorporation to effect a one-for-thirty-two (32) reverse stock split of our shares of common stock. Such amendment and ratio were previously approved by our board of directors. As a result of the reverse stock split, every thirty-two (32) shares of our pre-reverse split common stock were combined and reclassified into one share of common stock. Proportionate voting rights and other rights of common stock holders were not affected by the reverse stock split. Stockholders who would otherwise have held a fractional share of common stock received an increase to their common stock as the common stock was rounded up to a full share. No fractional shares were issued in connection with the reverse stock split. In addition, our pre-reverse split 400,000,000 authorized shares of common stock was proportionately reduced to 12,500,000 authorized shares of common stock as a result of the reverse stock split.

Increase in Authorized Shares

On February 17, 2017, the stockholders of the Company approved an increase in the number of authorized shares of our Common Stock to 150 million shares. Accordingly, on February 24, 2017, we filed an amendment to our Articles of Incorporation that increased the number of our authorized shares of Common Stock to 150 million shares.

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

Comparison of the year ended December 31, 2016 and December 31, 2015

The following table summarizes our results of operations for the years ended December 31, 2016 and 2015:

	Year ended December 31,		Dollar Change	% Change
	2016	2015
Revenue	$0	$0	$0	0%
Operating Expenses:
Research and development expenses	$6,632,904	$4,203,858	$2,429,046	57.8%
General and administrative expenses	$3,495,207	$4,518,965	$(1,023,758)	(22.7)%
Stock based compensation expenses	$2,804,527	$722,934	$2,081,593	287.9%
Other income, net	$8,436	$4,222	$4,214	99.8%
Net loss	$12,924,202	$9,441,535	$3,482,667	36.9%

Revenues

We did not generate any revenues for the years ended December 31, 2016 and 2015.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2016 were $12,932,638 as compared to $9,445,757 for the year ended December 31, 2015, an increase of approximately 37%. The increase in operating expenses is due primarily to the significant increase in research and development associated primary with our ongoing Phase 2 clinical trial in AD and non-cash stock compensation expenses, partially offset by the decrease in related party research and development and general and administrative expenses.

Research and Development Expenses

For the year ended December 31, 2016, we incurred $1,028,915 of research and development expenses with a related party as compared to $2,023,595 for the year ended December 31, 2015. These expenses consisted primarily of an annual flat fee of $1,000,000, or $83,333 per month, as compared to an annual $1,966,667 for the years ended December 31, 2016 versus 2015, respectively, plus $28,915 as compared to $56,928 for expenses relating to the Company’s therapeutic activities for the years ended December 31, 2016 and 2015, respectively. These fees and expenses are incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio.

For the year ended December 31, 2016, we incurred $5,603,989 in research and development expenses with non-related parties as compared to $2,180,263 for the year ended December 31, 2015. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the year ended December 31, 2016, $5,364,217 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $140,383 for clinical consulting services, $21,989 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $53,400 for orphan drug development costs and $24,000 for development of alternative drug supply with Stanford University as compared to, for the year ended December 31, 2015, $1,896,779 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $182,880 for clinical consulting services, $46,120 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $36,484 for orphan drug development costs and $18,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $59,500 for the year ended December 31, 2016 as compared to $804,022 for the year ended December 31, 2015.

Of these amounts, for the year ended December 31, 2015, we incurred $696,022 of prepaid royalty expenses to CRE pursuant to our November 2015 private placement. Of the total amount due, 50% was paid in 2015 and the remaining 50% was paid in December 2016 and is recorded as a related party payable in 2015. The remaining amounts of $59,500 and $108,000 for the year ended December 31, 2016 and 2015, respectively, are attributable to the payments to our prior Chairman for services provided to us as a director which ended in July 2016.

We incurred $3,435,707 and $3,714,943 of other general and administrative expenses for the years ended December 31, 2016 and 2015, respectively, a decrease of approximately 8%. Of the amounts for the years ended December 31, 2016 as compared to the comparable 2015 period: $1,732,764 was incurred primarily for wages, vacation pay, taxes and insurance, for four employees plus our Chairman and our Chief Executive Officer, versus $2,256,354 for five employees plus our Chairman for the 2015 comparable period; $636,526 versus $583,658 for ongoing legal expenses as the Company had significant contractual negotiations for the prior year period, $74,230 was incurred for outside operations consulting services versus $0 as the Company hired a consultant to help recruit our former Chief Medical Officer during the current twelve month period; $119,214 was incurred for travel expenses, versus $130,640; $264,353 was incurred for investor relations services versus $190,014; $138,696 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services versus $124,679; $199,803 was incurred for insurance versus $219,140, and; $270,121 was incurred for office rent, including acceleration of expense based upon abandonment of approximately $120,000, and utilities, supplies, license fees, filing costs, rent, advertising and other, versus $290,955, which is offset by a credit of $80,497 relating to a settlement of a payable to a service provider for the comparable 2015 period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $752,695 as compared to $175,752 for the years ended December 31, 2016 and 2015, respectively, in connection with the issuance of stock options during the fourth quarter of 2016 and vesting of new and existing stock options.

We incurred $2,051,832 and $547,182 of non-related party non-cash expenses for issuance of stock options for the years ended December 31, 2016 and 2015, respectively. The increase is a result of the issuance of stock options during 2016 and the acceleration of options vesting for two of the Company’s former board members and former President and Chief Executive Officer as discussed in Note 4 (Contractual Commitments) that are included in the Notes to Consolidated Financial Statements.

Other Income

We earned $8,436 of interest income for the year ended December 31, 2016 as compared to $4,222 for the year ended December 31, 2015 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to the Company’s capital raising activities in November 2016.

Net losses and earnings per share

We incurred losses of $12,924,202 and $9,441,535 for the years ended December 31, 2016 and 2015, respectively. The increased loss was primarily due to our increase in expenses associated with our current Phase 2 clinical trial and an increase in stock-based compensation expense, offset by a decrease in related-party research and development expenses and lower general and administrative expenses. Earnings (losses) per common share were ($5.69) and ($11.64) for the years ended December 31, 2016 and 2015, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the increase in net losses.

The computation of diluted loss per share for the year ended December 31, 2016, excludes 6,244,261 warrants and options to purchase 675,812 shares of the Company’s common stock, as they are anti-dilutive due to the Company’s net loss. For the year ended December 31, 2015, the computation excludes 4,213,582 warrants and options to purchase 268,217 shares of the Company’s common stock, as they are anti-dilutive due to the Company’s net loss.

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

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2016, we had an accumulated deficit of $40,648,426 and had working capital of $23,549,478 as compared to working capital of $11,732,280 as of December 31, 2015. The $11,817,198 increase in working capital was primarily attributable to net proceeds from our November 2016 private placement of $21,759,717 plus proceeds from the exercise of warrants totaling $173,179, offset by expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense, of $10,119,675 plus capital expenditures of $2,946 for the year ended December 31, 2016.

In the November 2016 Private Placement, we sold 3,828,754 shares of common stock and warrants to purchase an equivalent number of shares of our common stock, with an exercise price of $12.80 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants”), at a purchase price of $6.40 per share of Common Stock and Series F Warrant, resulting in gross proceeds of approximately $24.5 million.

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

	Years ended December 31,
	2016	2015
Cash used in operating activities	$(7,376,543)	$(10,316,600)
Cash used in investing activities	(2,946)	(11,827)
Cash provided by financing activities	21,922,385	13,548,707

Net Cash Used in Operating Activities

Cash used in operating activities was $7,376,543 for the year ended December 31, 2016, compared to $10,316,600 for the year ended December 31, 2015, a decrease of $2,940,057. The decrease primarily resulted from the utilization of prepaid expenses and the increase in accounts payable offset by the increased net loss for the year ended December 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,946 for the year ended December 31, 2016 compared to $11,827 for the year ended December 31, 2015. The cash used in investing activities was the result of capital expenditures

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $21,922,385 for the year ended December 31, 2016 compared to $13,548,707 for the year ended December 31, 2015. The cash provided by financing activities during both periods was primarily the result of funds raised through sales of our equity securities and warrants to purchase common stock to investors in our private placements.

As of March 6, 2017, we have paid WCT approximately $6 million relating to our Phase 2 clinical trial. We estimate that we will incur an additional approximately $3.8 million to complete this trial.

As of March 6, 2017, we had approximately $24.1 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 18 to 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the initiation of an open label extension study treating patients enrolled in the current phase 2 study. We also plan to initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2016, and December 31, 2015 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2016. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2016, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting identified in connection with the evaluation referred to above that occurred during our last completed fiscal quarter that has materially negatively affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Attestation Report of our Registered Public Accounting Firm

Since we are neither an accelerated filer nor a large accelerated filer (as defined in Exchange Act Rule 12b-2), we are not required to provide an attestation report of our registered public accounting firm’s on our internal control over financial reporting.

Item 9B.	Other Information.

We have entered into indemnity agreements with each of our executive officers and directors that require us to indemnify such persons against any and all expenses, including judgments, fines or penalties, attorney’s fees, witness fees or other professional fees and related disbursements and other out-of-pocket costs incurred, in connection with any action, suit, arbitration, alternative dispute resolution mechanism, investigation, inquiry or administrative hearing, whether threatened, pending or completed, to which any such person may be made a party by reason of the fact that such person is or was a director, officer, employee or agent of our company, provided that such director or officer acted in good faith and in a manner that the director or officer reasonably believed to be in, or not opposed to, our best interests. The indemnity agreements also set forth procedures that will apply in the event of a claim for indemnification thereunder. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and officers.  The form of indemnity agreement is filed as Exhibit 10.33 hereto and is incorporated herein by reference.

On March 9, 2017, we adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 10,000 shares of the Company’s common stock to each of the Company’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of the Company’s Annual Report on Form 10-K and shall vest on the one year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 7,813 shares of the Company’s common stock, plus options to purchase an additional 1,562 shares for service on a committee of the Board, to each newly appointed director following the date of his or her appointment. Such options shall vest in equal daily installments over three years from the date of grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for the Chairman of the Board and $25,000 for each other nonemployee Board member. In addition, the Chairman of each of the Audit, Compensation, and Nominating and Governance Committees will receive an additional $15,000 retainer. The Director Compensation Policy is filed as Exhibit 10.34 hereto and is incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The size of our Board is set at eight directors. Executive officers are appointed by the Board and serve at its pleasure. Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer

Dr. Susanne Wilke	53	Director, Chief Executive Officer	February 15, 2016

Robert Weinstein	57	Chief Financial Officer, Treasurer, Secretary and Executive Vice President	August 23, 2013

Joshua Silverman	46	Director, Chairman of the Board	August 4, 2016

William S. Singer	75	Director; Vice-Chairman of the Board	August 23, 2013

James Gottlieb	69	Director	December 10, 2013

Dr. Kenneth J. Gorelick	64	Director	August 4, 2016

Shana Kay Phares	49	Director	August 12, 2016

Bruce T. Bernstein	53	Director	November 14, 2016

Andrew D. Perlman	39	Director	February 17, 2017

Dr. Daniel Alkon	74	President, Chief Scientific Officer	September 19, 2016

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Directors are elected by a plurality of the votes cast at the annual meeting of stockholders and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

On November 12, 2015, the Company and NRV entered into a letter agreement (the “Letter Agreement”) pursuant to which the Company agreed to take such reasonable actions within its control so that two (2) representatives designated by NRV (the “NRV Designees”) are nominated for election to the Board at each annual meeting of stockholders until such time as the CRE License is no longer in effect. Furthermore, the Company will use its best efforts to ensure that (i) each NRV Designee is included in the Board’s slate of nominees to the stockholders for each election of directors, and (ii) each NRV Designee is included in the proxy statement for every meeting of the stockholders of the Company called with respect to the election of members of the Board. Subject to applicable law and stock exchange rules, no NRV Designee shall be removed from the Board unless such removal is for cause or requested in writing by NRV. In the event that any NRV Designee shall cease to serve for any reason, NRV shall be entitled to designate such person’s successor and the Board will promptly fill the vacancy with such successor nominee and such designee will serve the remainder of the term of the director whom such designee replaces. Under the Letter Agreement, if an NRV Designee is not appointed or elected to the Board because of such person’s death, disability, disqualification, withdrawal as a nominee or for other reason is unavailable or unable to serve on the Board, NRV is entitled to designate another nominee for such Board seat.

On February 15, 2016, the Board appointed Dr. Susanne Wilke, Ph.D., M.B.A., as a member of the Board to fill the vacancy created by the resignation of Dr. Altstiel from the Board.

On August 4, 2016, the Company reached a settlement agreement (the “Settlement Agreement”) with Iroquois Master Fund Ltd. and certain of its affiliates (collectively, the “Investors”) to settle a proposed consent solicitation pertaining to the reconstitution of the Board. In connection with the Settlement Agreement, on August 4, 2016, the Company and Charles S. Ramat, the Company’s President and Chief Executive Officer, entered into a Separation Agreement (the “Ramat Separation Agreement”). Pursuant to the Ramat Separation Agreement which was mutually agreed upon by the Company and Mr. Ramat, Mr. Ramat agreed to resign as President and Chief Executive Officer and as a member of the Board (the “Termination Date”) and the parties agreed that Mr. Ramat is being terminated without cause. Mr. Ramat’s resignation from the Board and all other positions occurred on September 1, 2016.

Also in connection with the Settlement Agreement, on August 4, 2016, (i) Board members Paul Freiman and Jay Haft resigned from the Board, its subsidiaries and all committees thereof and (ii) the Board appointed each of Mr. Joshua Silverman and Dr. Kenneth J. Gorelick to the Board. In addition, the Board appointed Mr. Silverman as Chairman of the Board and Chairman of the Audit Committee and Dr. Gorelick as a member of the Nominating and Governance Committee.

On August 12, 2016, the Board increased the size of the Board from six to seven and appointed Ms. Shana Phares, President and Chief Executive Officer of CRE, to the Company’s Board. Ms. Phares replaced Mr. William Singer as a designee to the Board pursuant to the agreement between Neurotrope and Neuroscience Research Ventures, Inc. (“NRV”) dated November 12, 2015. Mr. Singer remained as a member of the Board but no longer as an NRV designee.

Effective as of September 1, 2016, the Board appointed Dr. Susanne Wilke to serve as the Company’s Chief Executive Officer.  Dr. Wilke has been a member of the Board since February 15, 2016.  Effective September 23, 2016, the Board appointed Dr. Daniel Alkon as President effective upon his separation from CRE. Dr. Alkon continues to serve as the Company’s Chief Scientific Officer.

Effective as of November 14, 2016, the Board appointed Mr. Bruce T. Bernstein to the Board to fill the vacant seat created by the increase in the size of the Board from six to seven.

On February 17, 2017, the Board increased the size of the Board from seven to eight directors and appointed Mr. Andrew D. Perlman to the Company’s Board.

Pursuant to the above, our Board is currently comprised of eight members: Mr. Gottlieb and Ms. Phares, who are the NRV Designees (as defined below); and Dr. Wilke, Mr. Silverman, Mr. Singer, Dr. Gorelick, Mr. Bernstein and Mr. Perlman, who are nominated by the Board. Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Dr. Susanne Wilke – Chief Executive Officer, Director. Dr. Wilke was appointed as our Chief Executive Officer as of September 1, 2016. Dr. Wilke has years of experience in the biotechnology industry, with a focus on the pharmaceutical, diagnostic and therapeutic fields. Since August 2011, Dr. Wilke has served as President and Chief Executive Officer at CrossBridge International, LLC, an advisory firm she co-founded that specializes in integrating proprietary scientific developments with marketing and financial planning services. From January 2011 through August 2011, Dr. Wilke served as a consultant at The Monitor Group in New York. Her previous employment experience includes positions as Director of Worldwide New Product Assessment for General Medicine and Specialty Pharmaceuticals at Forest Laboratories, as Senior Associate and later Principal at NGN Capital, as Kauffman Fellow in Venture Capital at Schroder Ventures Life Sciences and as Project Leader for Metabolic Diseases at Hoffmann-La-Roche.

Dr. Wilke holds a B.A. in Chemistry from Loyola University, a PhD in Organic Chemistry/Biochemistry and Drug Development from the University of Illinois and an M.B.A. from the Dartmouth Tuck School of Business.

Joshua Silverman – Director, Chairman of the Board.  Mr. Silverman joined the Company as a Director and Chairman of the Board in August 2016. He is currently the Co–Founder and Managing Member of Parkfield Funding LLC, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co–Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co–Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman has served on the boards of directors of MGT Capital Investments Inc., National Holdings Corporation, Alanco Technologies Inc., Protagenic Therapeutics, Inc. and WPCS International Incorporated.

James Gottlieb – Director. From 2010 through present, Mr. Gottlieb serves as a partner with Capitol Counsel LLC, and has served as of counsel since that time, where he leads the commerce team. His clients include entities representing a broad range of industries, including healthcare, aviation, telecommunications, e-commerce, oversight and investigations and mergers & acquisitions. Prior to joining Capitol Counsel LLC and based upon his in-depth experience in legislation, oversight and investigations (including with the FDA) and political roles on Capitol Hill, and foundation management, consulting and strategic advisory roles outside of government, Mr. Gottlieb formed Gottlieb Strategic Consulting, a government affairs firm.

In 1977, Mr. Gottlieb served as the chief of staff for Representative Ted Weiss (D-NY) and later the Subcommittee on Human Resources & Government Relations of the House Committee on Government Operations (now Committee on Oversight & Government Reform) from 1983 to 1992, where he directed a wide range of oversight investigation and legislation in health, education, and veterans’ matters. Mr. Gottlieb served as Senator John D. Rockefeller’s chief counsel and staff director for the Senate Committee on Veterans Affairs from 1992-2003. He also served as Senator Rockefeller’s Chief-of-Staff and was responsible for the Senator’s legislative community, economic development and political operations.

Mr. Gottlieb then served as chief management consultant to CRE as a strategic policy and advocacy advisor and managed the restructuring of this multi-million dollar medical research facility for the study of brain disorders and continued to serve as legal counsel and policy advisor to Senator Rockefeller, CRE’s Honorary Chairman, from 2003 to 2005. He continues to serve as a Board of Directors member of CRE.

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

William S. Singer – Director and Vice-Chairman of the Board of Directors. Mr. Singer served as President of CRE until April 26, 2016 and served on its board of directors. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. Since 2006, he also has been the sole proprietor of Singer Consulting LLC, which advises clients on federal legislation. He has been listed in Crain’s Who’s Who in Chicago Business in the 2000, 2001, 2002, 2003, and 2004 editions.

Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayoral office.

Dr. Kenneth J. Gorelick – Director. Dr. Gorelick has 30 years of experience in the development of drugs, biologics and medical devices in the human health care sector. Since January 2000, he has been a consultant to the biopharmaceutical industry. Dr. Gorelick has expertise with numerous approvals of BLAs, NDAs and MAAs. He is the Managing Director of Zymo Consulting Group LLC, and currently chairs the Program Advisory Board for Asahi Kasei Pharma America. Dr. Gorelick has provided consulting services to Pfizer, Shire, PIN Pharma, and NGN Capital, among others. Prior to June 1998, Dr. Gorelick held the position of Vice President of Global Clinical Research and Development at Dupont Merck Research Laboratories, Inc. a research-driven pharmaceutical company. He was also Vice President of Drug Development and Chief Medical Officer at Genelabs, a biotechnology company focused on infectious and autoimmune disease. Dr. Gorelick was Clinical Associate Professor of Medicine at Stanford University where he previously completed his Fellowship in Pulmonary Disease.  He holds a Bachelor of Science degree from the State University of New York at Buffalo and a M.D. from Weill Cornell Medical College. Dr. Gorelick is Board Certified in Internal Medicine and Pulmonary Diseases and is a Fellow of the American College of Chest Physicians.

Shana Kay Phares – Director. Ms. Phares serves as President and Chief Executive Officer at CRE. Previously, Ms. Phares served as the President and Chief Executive Officer of the Blanchette Rockefeller Neurosciences Institute from 2010 to 2016, where she led vision, strategy and execution for all facets of operations at this private non-profit research institute with academic and translational laboratories in multiple locations. Ms. Phares also previously served in West Virginia state government as the Deputy Secretary of the Department of Health and Human Resources, where she provided leadership over a team of five Commissioners, the General Counsel and the Inspector General at this government agency dedicated to providing health and human services to 1.8 million West Virginians, with over 5,800 employees and a budget of $3.4 billion. In addition, Ms. Phares was the Acting Pharmaceutical Advocate for the Governor of West Virginia from 2005 to 2009. During her tenure in this position, she demonstrated expertise in executive communications, program development and implementation and fund sourcing at the office of the Governor, with a focus on creating strategies to streamline the purchase of pharmaceuticals by state agencies and providing uninsured West Virginians access to federal drug pricing schedules at 50% off retail pricing. Ms. Phares holds a B.A. in English and American Literature and Language from Harvard University and an M.B.A. from West Virginia University.

Bruce T. Bernstein – Director. Mr. Bernstein has over thirty years of experience in the securities industry, primarily as senior portfolio manager for two alternative finance funds as well as in trading and structuring of arbitrage strategies. Mr. Bernstein has served as President of Rockmore Capital, LLC since 2006, the manager of a direct investment and lending fund with peak assets under management of $140 million. Previously, he served as Co-President of Omicron Capital, LP, an investment firm based in New York, which he joined in 2001. Omicron Capital focused on direct investing and lending to public small cap companies and had peak assets under management of $260 million. Prior to joining Omicron Capital, Mr. Bernstein was with Fortis Investments Inc., where he was Senior Vice President in the bank’s Global Securities Arbitrage business unit, specializing in equity structured products and equity arbitrage and then President in charge of the bank’s proprietary investment business in the United States. Prior to Fortis, Mr. Bernstein was Director in the Equity Derivatives Group at Nomura Securities International specializing in cross-border tax arbitrage, domestic equity arbitrage and structured equity swaps. Mr. Bernstein started his career at Kidder Peabody, where he rose to the level of Assistant Treasurer. Mr. Bernstein also serves as a member of the Board of Directors of XpresSpa Holdings, the leading airport spa company in the world, based in New York. Mr. Bernstein is also a member of the board of Summit Digital Health, a laser based blood glucose monitor distributor, based in New Jersey. Mr. Bernstein holds a B.B.A. from City University of New York (Baruch).

Andrew D. Perlman – Director. Mr. Perlman has served as the Chief Executive Officer of FORM Holdings Corp. (“FORM”) since March 2012, as its President from April 2010 to July 2012 and as a member of its board of directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as Vice President of Global Digital Business Development at EMI Music Group (“EMI”), where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman was the General Manager of FORM’s operations in the United States and also served as its Senior Vice President Content & Community, in which he led its content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was Senior Vice President of Digital Media at Classic Media, Inc. (“Classic Media”), a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as General Manager for the Rights Group, LLC and its predecessors, a mobile content, marketing and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi, and such artists as Britney Spears and Justin Timberlake. Mr. Perlman holds a Bachelor of Arts in Business Administration from the School of Business and Public Management at The George Washington University.

Dr. Daniel Alkon – President and Chief Scientific Officer. Dr. Alkon was appointed as our President on September 16, 2016. Dr. Alkon served as the founding Scientific Director of the original Blanchette Rockefeller Neurosciences Institute (now known as CRE) from 1999 until September 23, 2016. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30 year career he became a Medical Director in the U.S. Public Health Service at the National Institute for Neurological Disorders and Strokes and Chief of the Laboratory of Adaptive Systems. From June 2006 to September 23, 2016, Dr. Alkon was the Toyota Chair for Neurodegenerative Disease Research at BRNI. In this position, he and his team conducted multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. From October 2000 to September 28, 2016, Dr. Alkon was also a Professor at BRNI and a Professor of Neurology at West Virginia University.

Other Key Personnel

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

Board of Directors

Our Board of Directors is authorized to consist of eight members and currently consists of eight members.

Management has been delegated the responsibility for meeting defined corporate objectives, implementing approved strategic and operating plans, carrying on the Company’s business in the ordinary course, managing cash flow, evaluating new business opportunities, recruiting staff and complying with applicable regulatory requirements. The Board exercises its supervision over management by reviewing and approving long-term strategic, business and capital plans, material contracts and business transactions, and all debt and equity financing transactions and stock issuances.

Director Independence

We are not currently subject to the listing requirements of any national securities exchange or inter dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board comprised of a majority of “independent directors.” Nevertheless, our Board has determined that each of Mr. Gottlieb, Dr. Gorelick, Mr. Silverman, Mr. Singer, Mr. Bernstein and Mr. Perlman are “independent” under the applicable federal securities laws and regulations and the rules of the NASDAQ Stock Market.

Board Committees

Our Board of Directors has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Perlman.

•	The Compensation Committee consists of Mr. Perlman, Mr. Bernstein and Mr. Singer.

•	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, Mr. Gottlieb and Mr. Bernstein.

Each of the Committees has a written charter adopted by the Board of Directors; a current copy of each such charter is available to security holders on our website, http://www.neurotropebioscience.com.

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

The Audit Committee was established on December 11, 2013, and held five meetings in 2016. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Bruce Bernstein and Andrew Perlman is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established on December 11, 2013, and held five meetings in 2016. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established on December 11, 2013, and held four meetings in 2016. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The NASDAQ Stock Market and applicable federal securities laws and regulations.

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

Code of Conduct and Ethics

We have adopted a Code of Ethics and Business Conduct (“Code of Ethics”) applicable to all of our employees, officers and directors (including our principal executive officer, principal financial officer and principal accounting officer) that complies with SEC regulations. The Code of Ethics is available free of charge on our website at http://www.neurotropebioscience.com and is attached as Exhibit 14.1 hereto and incorporated by reference herein.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Singer, Mr. Perlman and Mr. Bernstein. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2016 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11.	Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2016, to (i) all individuals that served as our principal executive officers or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2016; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2016; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2016 (collectively, the “named executive officers”). The Compensation Committee of the Board is responsible for determining executive compensation.

Name & Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)		Stock Awards ($)	Option Awards ($)(1)	Non–Equity Incentive Plan Compensation ($)	Non– Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)		Total ($)
Susanne Wilke, Chief Executive Officer (3)	2016	100,000	10,000		–	589,432	–	–	–		699,432
Charles S. Ramat, Former President	2016	338,750	–		–	-	–	–	220,567	(6)	559,317
and CEO (4)	2015	450,000	–		–	366,175	–	–	15,420		831,595
Robert Weinstein, CFO, Secretary and Executive Vice	2016	275,825	–			70,286	–		35,633		381,744
President	2015	275,000	–		–	52,252	–	–	29,303		356,455
Daniel Alkon (5)	2016	–	75,000	(6)	–	1,124,568	–	–	–		1,199,568

1)	Option awards represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the grant date fair value, see Note 9 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

2)	Mr. Weinstein’s and Mr. Ramat’s 2015 and 2016 amounts reflect healthcare payments and insurance premiums paid on his behalf.

3)	Dr. Wilke became our Chief Executive Officer on September 1, 2016.

4)	Mr. Ramat served as our Chief Executive Officer until September 1, 2016.

5)	Dr. Alkon became our President on September 19, 2016.

6)	Represents bonus earned in 2016 paid in 2017.

We have one compensation plan approved by our stockholders, the Neurotrope, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”). The following table provides information regarding 2013 Plan awards for each named executive officer outstanding as of December 31, 2016.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Dr. Susanne Wilke	1,366	6,447	–	19.20	2/16/2026	(1)	-	-	-	-
	266	1,297	–	19.20	2/24/2026	(1)
	27,911	26,459	–	10.56	11/22/2026	(2)
Charles S. Ramat (3)	9,375	0	–	32.00	8/23/2023		-	-	-	-
	1,701	0	–	56.00	8/23/2023
	7,813	0	–	32.00	8/23/2023
	12,500	0	–	(9)	7/23/2024
	7,813	0	–	19.20	9/12/2024
	3,125	0	–	19.20	11/17/2025
	18,750	0	–	25.60	11/19/2025
Robert Weinstein	15,235	5,078	–	32.00	10/01/2023	(4)	-	-	-	-
	1,562	1,563	–	25.60	11/19/2025	(5)
	3,988	3,780		10.56	11/22/2026	(6)
Dr. Daniel L. Alkon	5,469	0	–	56.00	8/23/2023	(7)	-	-	-	-
	63,797	60,477	–	10.56	11/22/2026	(8)

1)	The options vest at a rate of approximately 4.3 shares per day.

2)	The options vested with respect to 27,185 shares as of the date of grant, with the balance vesting at a rate of approximately 18.6 shares per day.

3)	In connection with the Ramat Separation Agreement, all outstanding options vested on September 1, 2016.

4)	25% of these options vest on each of the first four anniversaries of the date of grant (October 2, 2013).

5)	The options have an exercise price of $25.60 per share and vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.

6)	The options vested with respect to 3,884 shares as of the date of grant, with the balance vesting at a rate of approximately 2.7 shares per day.

7)	The options vested as of the date of grant.

8)	The options vested with respect to 62,137 shares as of the date of grant, with the balance vesting at a rate of approximately 42.6 shares per day.

9)	One-half of the options granted to Mr. Ramat have an exercise price $35.52 per share and were fully vested upon the date of grant. The second half of the options granted to Mr. Ramat have an exercise price of $70.04 per share and would have vested on a daily basis up to 25% per year through July 23, 2018. In connection with the Ramat Separation Agreement, these options vested on September 1, 2016, along with all of Mr. Ramat’s outstanding unvested stock options.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Susanne Wilke, Ph.D. Susanne Wilke, Ph.D. was appointed as the Company’s Chief Executive Officer effective September 1, 2016. Dr. Wilke received a signing bonus of $10,000 in September 2016 and received a salary of $25,000 per month for the months of September through December 2016.

In connection with her appointment to the Board in February 2016, Dr. Wilke received (i) an option to purchase up to 7,813 shares of the Company’s common stock at an exercise price of $19.20 per share, which vests at a rate of approximately 4.3 shares per day and (ii) an option to purchase up to 1,563 shares of the Company’s common stock at an exercise price of $19.20 per share, which vests at a rate of approximately 4.3 shares per day. In November 2016, upon the closing of the November 2016 Private Placement, Dr. Wilke received an option to purchase up to 54,370 shares of the Company’s common stock at an exercise price of $10.56 per share, which vested with respect to 27,185 shares as of the date of grant, with the balance vesting at a rate of approximately 18.6 shares per day.

Robert Weinstein. The Company is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. Under the terms of Mr. Weinstein’s employment agreement, the Company agreed to pay Mr. Weinstein an annual base salary of not less than $240,000 per year for the period from the effective date to December 31, 2014; and $275,000 per year for the period January 1, 2015 to December 31, 2015. Such annual base salary may be reviewed annually and increased (but not decreased) at the discretion of the Board or a committee thereof, provided, however, that the salary will, at a minimum, be increased annually, beginning January 1, 2016, based upon the percentage increase in the Consumer Price Index for the immediately preceding year. Mr. Weinstein’s current gross salary is $275,825. The Company will pay Mr. Weinstein an annual incentive bonus of no less than $35,000 for the year ending December 31, 2013; an annual bonus of no less than $50,000 for the year ending December 31, 2014; and a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Board or a committee thereof. Mr. Weinstein was not paid a bonus in 2016. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein will also be eligible to participate in all Company benefits generally available to the Company’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

Pursuant to the employment agreement, the Company’s Board granted an incentive stock option to Mr. Weinstein under the 2013 Plan to purchase 20,313 shares of the Company’s common stock. The option vests with respect to 5,078 shares on each of the first, second, third and fourth anniversaries of October 1, 2013, subject to the executive’s continued employment with the Company on each such day. Mr. Weinstein will be entitled to additional options and/or equity-based awards as determined in the discretion of the Board or a committee thereof. All of his options and/or equity awards will cease vesting as of the date of termination of the employment agreement, provided that in the event of (i) Mr. Weinstein’s termination for good reason or (ii) termination of his employment by the Company without cause, his options and any other equity awards will be deemed to have vested as of the date of termination with respect to that number of shares that would have vested had his employment with the Company continued for a period of one year after the date of termination, and provided, further, that if Mr. Weinstein’s termination for Good Reason or the termination of his employment by the Company without Cause occurs within six months after the occurrence of a change of control of the Company, then all of his options and any other equity awards will be deemed to have vested as of the date of termination.

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

In November 2015, Mr. Weinstein received an option to purchase up to 3,125 shares of the Company’s common stock at an exercise price of $25.60 per share, which vest at a rate of 25% per year, with the initial 25% vested as of the date of grant. In November 2016, upon the closing of the November 2016 Private Placement, Mr. Weinstein received an option to purchase up to 7,768 shares of the Company’s common stock at an exercise price of $10.56 per share, which vested with respect to 3,884 shares as of the date of grant, with the balance vesting at a rate of approximately 2.7 shares per day.

Charles S. Ramat. On September 12, 2014, Mr. Ramat was appointed to serve as the Company’s President and Chief Executive Officer. Mr. Ramat received an annual salary of $450,000 in 2015 and $338,750 in 2016. In November 2015, Mr. Ramat received (i) an option to purchase up to 3,125 shares of the Company’s common stock at an exercise price of $19.20 per share and (ii) an option to purchase up to 18,750 shares of the Company’s common stock at an exercise price of $25.60 per share. In connection with the Ramat Separation Agreement, all outstanding options vested on September 1, 2016.

On August 4, 2016, the Company and Charles S. Ramat, the Company’s President and Chief Executive Officer, entered into a Separation Agreement (the “Ramat Separation Agreement”). Pursuant to the Ramat Separation Agreement, which was mutually agreed upon by the Company and Mr. Ramat, Mr. Ramat agreed to resign as President and Chief Executive Officer and as a member of the Board effective upon October 3, 2016 or such earlier date as determined by the Board, which date was later established by the Board as September 1, 2016 (the “Termination Date”) and that he shall receive his separation payment pursuant to the Separation Agreement on such date. The parties agreed that Mr. Ramat was terminated without cause. Mr. Ramat continued to receive his salary and benefits through the Termination Date except that his salary was reduced by $10,000 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000, which is equal to the amount of severance he was entitled to receive if he was terminated by the Company for a reason other than cause or by him for good reason pursuant to his employment agreement with the Company. The Ramat Separation Agreement further provided that (a) the Consulting Agreement between Ramat Consulting Group and the Company, effective February 28, 2013, was automatically restored and became fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options immediately vested, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, was no longer an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

The Ramat Separation Agreement required that Mr. Ramat comply with certain confidentiality, mutual consent rights for press releases and other public communications, non-disparagement and non-solicitation restrictive covenants. The Ramat Separation Agreement also extends the non-competition provision contained in Mr. Ramat’s employment agreement notwithstanding the termination of Mr. Ramat’s employment without cause, except that he is permitted to participate in a business that is engaged in the development and/or sale of products using bryologs only for the indication of AIDS. The Ramat Separation Agreement also includes a mutual general release of claims and a requirement to obtain similar release agreements from Iroquois Master Fund Ltd. and certain other investors.

Daniel Alkon, M.D. Effective September 23, 2016, the Company appointed Dr. Daniel Alkon, M.D., as President of the Company. Dr. Alkon continues to serve as the Company’s Chief Scientific Officer. Dr. Alkon did not receive a salary in 2016 but received a bonus in the amount of $75,000 in consideration for his service from October 1, 2016 through December 31, 2016. On January 4, 2017, the Company agreed to compensate Dr. Alkon with a salary of $25,000 per month until May 31, 2017. In November 2016, upon the closing of the November 2016 Private Placement, Dr. Alkon received an option to purchase up to 124,274 shares of the Company’s common stock at an exercise price of $10.56 per share, which vested with respect to 62,137 shares as of the date of grant, with the balance vesting at a rate of approximately 42.6 shares per day.

Director Compensation

The Company currently pays its Chairman of the Board a cash fee of $10,000 per month for his or her service as Chairman of the Board. The Company reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. Historically, the Company has granted to each new director, at the time of such director’s appointment, a one-time option to purchase 7,813 shares of common stock. In addition, new directors who are expected to participate in one or more committees have been granted an additional option to purchase an additional 1,563 shares of common stock. Following the initial closing of the November 2016 Private Placement, on November 21, 2016, (i) each of Mr. Singer and Mr. Bernstein received options to purchase 15,535 shares of common stock, (ii) Mr. Gorelick received options to purchase 31,069 shares of common stock and (iii) Mr. Silverman received options to purchase 124,274 shares of common stock. For each such option grant, one half of the stock options vested immediately upon grant and the remaining one half vest in equal daily installments over a four-year period beginning on the date of grant.

On March 9, 2017, we adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 10,000 shares of the Company’s common stock to each of the Company’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of the Company’s Annual Report on Form 10-K and shall vest on the one year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 7,813 shares of the Company’s common stock, plus options to purchase an additional 1,562 shares for service on a committee of the Board, to each newly appointed director following the date of his or her appointment. Such options shall vest in equal daily installments over three years from the date of grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for the Chairman of the Board and $25,000 for each other nonemployee Board member. In addition, the Chairman of each of the Audit, Compensation, and Nominating and Governance Committees will receive an additional $15,000 retainer. The Director Compensation Policy is filed as Exhibit 10.34 hereto and is incorporated herein by reference.

The following table provides information concerning the compensation of our directors for the year ended December 31, 2016.

Name (a)	Fees earned or paid in cash ($)(b)	Stock awards ($)(c)	Option awards ($)(d) (1)	Non-equity incentive plan compensation ($)(e)	Nonqualified deferred compensation earnings ($)(f)	All other compensation ($)(g)	Total ($)(h)

Larry Altstiel (2)	-	-	-	-	-	-	-
Bruce T. Bernstein (3)	-	-	140,572	-	-	-	140,572
Paul E. Freiman (4)	-	-	-	-	-	-	-
James R. Gottlieb	-	-	-	-	-	-	-
Jay M. Haft (5)	-	-	-	-	-	-	-
Kenneth J. Gorelick (6)	67,900	-	281,144	-	-	-	349,044
Shana K. Phares (7)	-	-	93,471	-	-	-	93,471
Charles S. Ramat (8)	-	-	-	-	-	-	-
Joshua N. Silverman (9)	75,667	-	1,124,568	-	-	-	1,200,235
William S. Singer	-	-	140,572	-	-	-	140,572
Susanne Wilke (10)	-	-	-	-	-	-	-

1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2016 computed in accordance with FASB ASC Topic 718.

2)	Mr. Altstiel served on our Board until February 11, 2016.

3)	Mr. Bernstein was appointed to our Board on November 14, 2016.

4)	Mr. Freiman served on our Board until August 4, 2016.

5)	Mr. Haft served on our Board until August 4, 2016.

6)	Dr. Gorelick was appointed to our Board on August 4, 2016. Fees represent payments for consulting services provided by Dr. Gorelick.

7)	Ms. Phares was appointed to our Board on August 12, 2016.

8)	Mr. Ramat’s compensation for services on behalf of the Company is fully reflected in the Summary Compensation Table above. Mr. Ramat served on our Board until September 1, 2016.

9)	Mr. Silverman was appointed to our Board on August 4, 2016. Fees represent payments for consulting services provided by Mr. Silverman.

10)	Dr. Wilke’s compensation for services on behalf of the Company is fully reflected in the Summary Compensation Table above. Dr. Wilke was appointed to our Board on February 15, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Equity Compensation Plan Information

On August 22, 2013, our Board adopted, and on August 22, 2013, our stockholders approved, the Neurotrope, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”), which reserved a total of 218,750 shares of our common stock for issuance pursuant to awards granted under the plan. On July 23, 2014, our Board and stockholders approved an amendment to the 2013 Plan to increase the number of shares of common stock issuable thereunder by an additional 93,750 shares, so that the Company’s officers, key employees, consultants and directors can be granted stock options and other equity incentive awards with respect to an aggregate of 312,500 shares of our common stock. On November 23, 2016, our Board approved an amendment to the 2013 Plan to increase the number of shares of common stock issuable thereunder to 685,322 shares. Pursuant to the Internal Revenue Code, this amendment must be approved by our stockholders within one year in order to allow for incentive stock option grants to be made.

The following table provides information as of December 31, 2016, with respect to the shares of our common stock that may be issued under our existing equity compensation plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	312,500	$39.12	3,701
Equity compensation plans not approved by security holders (2)	372,825	10.56	0
Totals	685,325	$23.50	3,701

(1) The 2013 Plan.

(2) Includes the increase in the number of shares available for issuance under the 2013 Plan that became effective on November 21, 2016, which increased the number of available shares by 372,825 and which did not receive approval by our stockholders. On November 21, 2016, the Company issued options to purchase an aggregate of 372,825 shares of common stock, which options feature an exercise price of $10.56 per share.

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

Administration

The Compensation Committee of our Board or our Board administers the 2013 Plan. Subject to the terms of the 2013 Plan, the Compensation Committee or our Board has complete authority and discretion to determine the terms of awards under the 2013 Plan.

Grants

The 2013 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

•	Options granted under the 2013 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option generally cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our common stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Compensation Committee or Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Compensation Committee or Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2013 Plan authorizes the granting of stock awards. The Compensation Committee or Board will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the stock appreciation rights exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the stock appreciation rights and the market price of a share of our common stock on the date of grant of the stock appreciation rights.

The maximum aggregate number of shares of common stock that may be awarded and sold under the 2013 Plan is 685,329.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 24, 2017, adjusted, on a pro forma basis, for the Company’s 1-for-32 reverse stock split, (except as otherwise noted), by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Neurotrope, Inc., 205 East 42nd Street – 16th Floor, New York, NY 10017.

Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)
Iroquois Capital Management, LLC and Richard Abbe(2) 205 East 42nd Street, 20th Floor New York, New York 10017	717,926	9.2%
Kimberly Page(3) 205 East 42nd Street, 20th Floor New York, New York 10017	451,758	5.9%
JEPAP LLC(4)	703,126	9.1%
McGregor, Clyde S. & LeAnn P. Pope, JTWROS(5)	876,338	9.9%
E. Jeffrey Peierls(6) 73 South Holman Way Golden, CO 80401	529,096	7.1%
Daniel Alkon(7)	103,848	1.4%
Bruce Bernstein(8)	10,835	*
Kenneth J. Gorelick(9)	18,686	*
James Gottlieb(10)	8,443	*
Shana Phares(11)	1,096	*
Joshua Silverman(12)	70,047	*
William S. Singer(13)	18,117	*
Robert Weinstein(14)	26,347	*
Susanne Wilke(15)	34,379	*
Andrew D. Perlman(16)	344	*
All directors and executive officers as a group (10 persons)	292,142	3.8%

*Represents beneficial ownership of less than 1% of the outstanding shares.

1)	Applicable percentage ownership is based on 7,349,713 shares of our common stock outstanding, together with securities exercisable or convertible into shares of our common stock within 60 days of February 24, 2017 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

2)	This information is based on a Schedule 13G/A filed by Iroquois Capital Management, LLC (“Iroquois Capital”), Richard Abbe and Kimberly Page on February 14, 2017, which reported ownership as of December 31, 2016. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants without giving effect to the 9.99% blocker included in such warrants. Includes an aggregate of (1) 414,375 shares of common stock held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”) consisting of (a) 133,125 shares of common stock directly and beneficially owned by Iroquois Master Fund and (b) 281,250 shares of common stock underlying certain warrants owned by Iroquois Master Fund, which are subject to the 9.99% blocker and (2) 303,551 shares of common stock held by Iroquois Capital Investment Group LLC (“ICIG”) consisting of (a) 147,299 shares of common stock directly and beneficially owned by ICIG and (b) 156,252 shares of common stock underlying certain warrants owned by ICIG, which are subject to the 9.99% blocker. Iroquois Capital beneficially owns the shares of common stock held by Iroquois Master Fund by virtue of its relationship as the investment manager to Iroquois Master Fund. Mr. Abbe beneficially owns the shares of common stock held by Iroquois Master Fund and ICIG by virtue of his relationship as the President of Iroquois Capital and managing member of ICIG, respectively. With respect to shares of common stock held by Iroquois Master Fund, Mr. Abbe shares voting and dispositive power together with Ms. Page.

3)	This information is based on a Schedule 13G/A filed by Iroquois Capital, Richard Abbe and Kimberly Page on February 14, 2017, which reported ownership as of December 31, 2016. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants without giving effect to the 9.99% blocker included in such warrants. Includes (1) 414,375 shares of common stock held by Iroquois Master Fund consisting of (a) 133,125 shares of common stock directly and beneficially owned by Iroquois Master Fund, and (b) 281,250 shares of common stock underlying certain warrants owned by Iroquois Master Fund, which are subject to the 9.99% blocker and (2) 37,383 shares of common stock held by American Capital Management, LLC (“American Capital”) consisting of (a) 6,132 Shares directly and beneficially owned by American Capital and (b) 31,251shares of common stock underlying certain warrants owned by American Capital, which are subject to the 9.99% blocker. Ms. Page beneficially owns the shares of common stock held by Iroquois Master Fund and American Capital by virtue of her relationship as a director of Iroquois Master Fund and Manager of American Capital, respectively.

4)	Philip Proujansky is a Member of JEPAP LLC and has voting and investment power over the shares owned thereby. Includes (1) 351,563 shares of common stock and (2) 351,563 shares of common stock issuable upon exercise of the Series F Warrants.

5)	Includes (1) 368,524 shares of common stock, (2) 312,501 shares of common stock underlying Series A Warrants, Series C Warrants and Series E Warrants issued in the Company’s November 2015 private placement and (3) 195,313 shares of common stock issuable upon exercise of the Series F Warrants.

6)	This information is based on a Schedule 13G/A filed by E. Jeffrey Peierls on February 10, 2017, which reported ownership as of December 31, 2016 and information known to the Company. Includes an aggregate of (1) 380,544 shares of common stock, (2) 65,105 shares of common underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 83,439 shares of common stock issuable upon exercise of the Series F Warrants. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. The warrants are held by The Peierls Foundation Inc. 214,804 shares of common stock are subject to shared voting and dispositive power with Brian Eliot Peierls. E. Jeffrey Peierls may be deemed the beneficial owner of securities held by trusts of which E. Jeffrey Peierls is a fiduciary. E. Jeffrey Peierls and Brian Eliot Peierls may be deemed to share indirect beneficial ownership of securities held by The Peierls Foundation, Inc. The address of E. Jeffrey Peierls and The Peierls Foundation, Inc. is 73 South Holman Way, Golden, Colorado 80401. The address of Brian Eliot Peierls is 3017 McCurdy St., Austin, TX 78723.

7)	Includes (1) 29,688 shares of common stock and (2) 74,160 shares underlying stock options held by Dr. Alkon that are all vested as of February 24, 2017 or will vest within 60 days thereafter.

8)	Includes (1) 1,563 shares of common stock and (2) 9,272 shares underlying stock options held by Mr. Bernstein that are vested as of February 242017 or will vest within 60 days thereafter.

9)	Includes (1) 157 shares of common stock and (2) 18,529 shares underlying stock options held by Dr. Gorelick that are vested as of February 242017 or will vest within 60 days thereafter.

10)	Includes 8,443 shares underlying stock options held by Mr. Gottlieb that are vested as of February 242017 or will vest within 60 days thereafter.

11)	Includes 1,096 shares underlying stock options held by Ms. Phares that are vested as of February 24, 2017 or will vest within 60 days thereafter. Does not include shares held by Neurosciences Research Ventures, Inc. Ms. Phares is the President and Chief Executive Officer of Cognitive Research Enterprises, Inc. Ms. Phares disclaims beneficial ownership of the shares held by Neurosciences Research Ventures, Inc.

12)	Includes 70,047 shares underlying stock options held by Mr. Silverman that are vested as of February 24, 2017 or will vest within 60 days thereafter.

13)	Includes 18,117 shares underlying stock options held by Mr. Singer that are vested as of February 24, 2017 or will vest within 60 days thereafter.

14)	Includes (1) 3,953 shares of common stock, (2) 1,303 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 21,091 shares underlying stock options held by Mr. Weinstein that are vested as of February 24, 2017 or will vest within 60 days thereafter.

15)	Includes (1) 540 shares of common stock, (2) 1,564 shares of common stock underlying Series A Warrants, Series C Warrants and Series E Warrants issued in the Company’s November 2015 private placement and (3) 32,275 shares underlying stock options held by Dr. Wilke that are vested as of February 24, 2017 or will vest within 60 days thereafter.

16)	Includes 344 shares underlying stock options held by Mr. Perlman that are vested as of February 24, 2017 or will vest within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

SEC rules require us to disclose any transaction or currently proposed transaction in which we are a participant and in which any related person has or will have a direct or indirect material interest involving an amount that exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets as of the end of last two completed fiscal years. A related person is any executive officer, director, nominee for director, or holder of 5% or more of the Company’s common stock, or an immediate family member of any of those persons.

The descriptions set forth above under the caption “Executive Compensation— Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table” are incorporated herein by reference.

On August 4, 2016, the Company entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by Mr. Joshua Silverman (the “Consulting Agreement”). Mr. Silverman was appointed to the Board on August 4, 2016. Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business and (iii) SMCM’s out-of-pocket legal and advisory fees in connection with SMCM’s recent involvement with the Company, including, but not limited to, expenses incurred in connection with the proposed consent solicitation and the Consulting Agreement, which reimbursement shall not exceed $50,000. In addition, the Consulting Agreement provides that effective immediately, Mr. Silverman shall be appointed as a member of the Board and that Mr. Silverman shall continue to be a member of the Board throughout the consulting term. The Consulting Agreement further provides that the Board and all applicable committees of the Board shall take all necessary actions to appoint Mr. Silverman as Chairman of the Board and as Chairman of the Audit Committee of the Board and that Mr. Silverman shall continue to serve as Chairman of the Board and Chairman of the Audit Committee throughout the consulting term. In addition, the Consulting Agreement provides that the Company shall take all actions within its control, including the recommendation of such director nominee by the Nominating and Governance Committee of the Board, to nominate and appoint one (1) additional member to the Board designated by Josh Silverman during the initial consulting term. The Company agreed to indemnify Mr. Silverman to the fullest and same extent as the Company provides indemnification to its directors from time to time under the Company’s Certificate of Incorporation, By-Laws and applicable law, and under the Company’s policies of Directors and Officers Liability Insurance. In addition, the Company agreed to provide compensation to Mr. Silverman in the same amounts as the Company provides to its non-employee directors for service in the capacity of a director of the Company.

On August 4, 2016, the Company reached a settlement agreement (the “Settlement Agreement”) with Iroquois Master Fund Ltd. and certain of its affiliates (collectively, the “Investors”) to settle a proposed consent solicitation pertaining to the reconstitution of the Board. On November 13, 2015, each of Iroquois Master Fund Ltd. (“Iroquois Master Fund”), Iroquois Capital Investment Group LLC (“ICIG”) and American Capital Management (“American Capital”) participated in the November 2015 Private Placement pursuant to which (i) Iroquois Master Fund purchased for an aggregate of $1,200,000 shares of Series B Preferred Stock and certain warrants to acquire 312,500 shares of common stock, (ii) ICIG purchased for an aggregate of $100,000 shares of Series B Preferred Stock and certain warrants to acquire 26,043 shares of common stock and (iii) American Capital purchased for an aggregate of $200,000 shares of Series B Preferred Stock and certain warrants to acquire 52,086 shares of common stock. In addition, each of Iroquois Master Fund, ICIG and American Capital entered into a Registration Rights Agreement, dated as of November 13, 2015, for the registration of the resale of the common stock issued or issuable in the private placement. Prior to August 1, 2016, Mr. Silverman shared voting and dispositive power over the shares owned by Iroquois Master Fund Ltd. and ICIG. As of August 1, 2016, Mr. Silverman relinquished voting and dispositive power over shares beneficially owned by Iroquois and, accordingly, Mr. Silverman no longer beneficially owns any shares of Common Stock held by Iroquois or ICIG, although he has a pecuniary interest in Iroquois Master Fund Ltd. American Capital Management, LLC is a retirement vehicle for the benefit of Mr. Silverman and others, of which Mr. Silverman holds a pecuniary interest but does not beneficially own.

In connection with the Settlement Agreement, on August 4, 2016, the Company and Charles S. Ramat, the Company’s President and Chief Executive Officer, entered into a Separation Agreement (the “Ramat Separation Agreement”). Pursuant to the Ramat Separation Agreement which was mutually agreed upon by the Company and Mr. Ramat, Mr. Ramat agreed to resign as President and Chief Executive Officer and as a member of the Board (the “Termination Date”) and the parties agreed that Mr. Ramat is being terminated without cause. Mr. Ramat’s resignation from the Board and all other positions occurred on September 1, 2016. Mr. Ramat continued to receive his current salary and benefits through the Termination Date except that his salary was reduced by $10,000 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000, which was equal to the amount of severance he was entitled to receive if he was terminated by the Company for a reason other than cause or by him for good reason pursuant to his employment agreement with the Company. The Ramat Separation Agreement further provided that (a) the Consulting Agreement between Ramat Consulting Group and the Company, effective February 28, 2013, shall automatically be restored and become fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options shall immediately vest, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options. The Ramat Separation Agreement also extends the non-competition provision contained in Mr. Ramat’s employment agreement notwithstanding the termination of Mr. Ramat’s employment without cause, except that he is permitted to participate in a business that is engaged in the development and/or sale of products using bryologs only for the indication of AIDS. The Ramat Separation Agreement also included a mutual general release of claims and a requirement to obtain similar release agreements from Iroquois Master Fund Ltd. and certain other investors.

Also in connection with the Settlement Agreement, on August 4, 2016, (i) Board members Paul Freiman and Jay Haft resigned from the Board, its subsidiaries and all committees thereof and (ii) the Board appointed each of Mr. Joshua Silverman and Dr. Kenneth J. Gorelick to the Board. In connection with the resignations of each of Mr. Freiman and Mr. Haft from the Board, the Company entered into Director Separation Agreements, dated August 4, 2016, with each of Mr. Freiman and Mr. Haft (the “Director Separation Agreements”). Pursuant to such Director Separation Agreements, each of Mr. Freiman and Mr. Haft’s (i) outstanding unvested stock options shall immediately vest, notwithstanding that such director, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options. The Director Separation Agreements also included mutual consent rights for press releases and other public communications, a non-disparagement provision and a mutual general release of claims.

During the year ended December 31, 2016, we paid an aggregate of $67,900 to Dr. Gorelick for fees in connection with consulting services provided to the Company in connection with the Company’s clinical trial.

Effective November 13, 2013, we agreed to a statement of work with CRE pursuant to which we contracted for the further development of our potential therapeutic product. Pursuant to this statement of work, we paid CRE $251,939 for related personnel and research services. CRE completed the services pursuant to this statement of work in 2014. As of March 12, 2014, we entered into a statement of work with CRE to continue pre-clinical activities relating to the commercialization of our therapeutic product. We paid CRE the entire total pursuant to this statement of work of approximately $465,000 during the year ended December 31, 2014. CRE completed the services pursuant to this statement of work in 2014.

On February 4, 2015, we entered into a Statement of Work and Account Satisfaction Agreement with CRE (the “February 2015 SOW”), which was effective as of October 1, 2014 and continued until September 30, 2015.

Pursuant to the February 2015 SOW, we agreed, among other things, to pay CRE $20,000 in quarterly payments during the twelve months from the date of the February 2015 SOW in exchange for advising and consulting services by CRE’s chief scientist regarding our contract with Icahn School of Medicine at Mt. Sinai Hospital for the use of bryostatin in the treatment of Niemann-Pick Type C disease.

Under the February 2015 SOW, Neurotrope BioScience also agreed to pay CRE $2,400,000 in service fees and other amounts payable at a rate of $200,000 per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first $600,000 of payments satisfy certain outstanding amounts owed to CRE. In consideration for the February 2015 SOW, in addition to the terms described above, CRE also agreed to (a) use commercially reasonable efforts to enroll, at no cost to Neurotrope BioScience, at least four additional compassionate use or expanded access patients, in trials of CRE’s Alzheimer’s therapeutic drug platform during the term of the February 2015 SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of CRE’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of CRE’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with CRE’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, along with various other terms and conditions, (f) conduct initial research on PUFA derivatives for the purpose of developing a commercially usable PKCε activator and (g) provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKCε activator. Furthermore, CRE agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage. In order for CRE to perform certain of the services described in (c) above, Neurotrope BioScience reimbursed a third party for services CRE received from such third party in the amount of $150,000 in connection with CRE’s former diagnostic trial program with such third party.

Neurotrope Bioscience entered into a new Statement of Work Agreement on November 12, 2015 (the “November 2015 SOW Agreement”). The November 2015 SOW Agreement replaced the February 2015 SOW Agreement, which was effective as of October 1, 2014 and expired on September 30, 2015. Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay CRE $1,166,666 in service fees payable in the amount of $83,333 per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement satisfied Neurotrope Bioscience’s obligations to reimburse CRE pursuant to Section 5.6 of the CRE License for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which CRE may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. CRE shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope (which consent shall not be unreasonably withheld, delayed, or denied).

In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE agreed to perform the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform. Thus far, four patients have been treated, three of which were treated under an IND cleared by the FDA. The payments set forth above satisfied any and all of Neurotrope Bioscience’s obligation whatsoever to CRE or to any other third party for costs incurred or to be incurred by CRE relating to such trials. Neurotrope Bioscience and CRE shall jointly review protocols which shall be established to the parties’ mutual satisfaction and contain appropriate safety measures to be employed by the treating physician. No additional compassionate use or expanded access patients will be enrolled by CRE without the consent of Neurotrope Bioscience.

On February 4, 2015, Neurotrope BioScience, CRE and NRV II, LLC entered into an Amended and Restated Technology License and Services Agreement (the “CRE License”), which further amended and restated the Technology License and Services Agreement dated as of October 31, 2012, as amended by Amendment No. 1 dated as of August 21, 2013.

Pursuant to the CRE License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. Furthermore, on July 10, 2015, under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted back to CRE and, accordingly, Neurotrope BioScience no longer has any rights under the CRE License for diagnostic applications using the CRE patent portfolio or technology.

Notwithstanding the above license terms, CRE and its affiliates retain rights to use the licensed intellectual property in the Field of Use to engage in research and development and other non-commercial activities and to provide services to Neurotrope BioScience or to perform other activities in connection with the CRE License.

Under the CRE License, Neurotrope BioScience may not enter into sublicense agreements with third parties except with CRE’s prior written consent, which consent shall not be commercially unreasonably withheld. Furthermore, the CRE License dated February 4, 2015 revises the agreement that was entered into as of October 31, 2012 and amended on August 21, 2013, in that it provides that any intellectual property developed, conceived or created in connection with a sublicense agreement that Neurotrope BioScience entered into with a third party pursuant to the terms of the CRE License will be licensed to CRE and its affiliates for any and all non-commercial purposes, on a worldwide, perpetual, non-exclusive, irrevocable, non-terminable, fully paid-up, royalty-free, transferable basis, with the right to freely sublicense such intellectual property. Previously, the agreement had provided that such intellectual property would be assigned to CRE.

Pursuant to the terms of the November 12, 2015 amendment to the CRE License, we paid an aggregate of approximately $348,000 to CRE following the closings of the Series B private placement, which constituted an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.”

Under the CRE License, CRE and Neurotrope BioScience will jointly own data, reports and information that is generated on or after February 28, 2013, pursuant to the license agreement dated October 31, 2012 and amended on August 21, 2013, by Neurotrope BioScience, on behalf of Neurotrope BioScience by a third party or by CRE pursuant to a statement of work that the parties enter into pursuant to the CRE License, in each case to the extent not constituting or containing any data, reports or information generated prior to such date or by CRE not pursuant to a statement of work (the “Jointly Owned Data”). CRE has agreed not to use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose during the term of the CRE License or following any expiration of the CRE License other than an expiration that is the result of a breach by Neurotrope BioScience of the CRE License that caused any licensed patent to expire, become abandoned or be declared unenforceable or invalid or caused any licensed technology to enter the public domain (a “Natural Expiration”) provided, however, CRE may use the Jointly Owned Data inside or outside the Field of Use for any commercial purpose following any termination of the CRE License. Also, CRE granted Neurotrope BioScience a license during the term and following any Natural Expiration, to use certain CRE data in the Field of Use for any commercial purposes falling within the scope of the license granted to Neurotrope BioScience under the CRE License.

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

Shana Phares, a member of our Board, is the President and Chief Executive Officer of CRE.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14.	Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. Upon the recommendation of the Audit Committee, the Board of Directors has reappointed Friedman LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2017 and to report on these financial statements. Although the selection and appointment of independent auditors is not required to be submitted to a vote of stockholders, the Board of Directors deems it desirable to obtain the stockholders’ ratification and approval of this appointment and intends to submit its selection to the stockholders for ratification at the Company’s 2017 annual meeting of the stockholders. Representatives of Friedman LLP are expected to be present at the 2017 annual meeting of the stockholders and will have the opportunity to make statements if they so desire and to respond to appropriate questions from the Company’s stockholders.

Audit Fees

The aggregate fees billed for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q for the years ended December 31, 2016 and 2015 were approximately $72,000 and $72,000, respectively.

Audit-Related Fees

The aggregate audit-related fees billed for all respective services for the years ended December 31, 2016 and 2015 were approximately $25,000 and $17,000, respectively.

Tax Fees

There were no tax fees billed for all respective services for the years ended December 31, 2016 and 2015.

All Other Fees

There were no fees billed for all other non-audit services for the years ended December 31, 2016 and 2015.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1*	Articles of Incorporation, as amended, of the Registrant

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

4.1	Form of Series A Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.2	Form of Series B Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3	Form of Series C Warrant (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.4	Form of Series D Warrant (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 10.6 the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.6	Penny Broker Warrant (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.7	IV Broker Warrant (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.8	Institutional Broker Warrant (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.9	Form of Series F Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.10	Form of Series A Warrant Amendment (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.11	Form of Series C Warrant Amendment (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.12	Form of Series E Warrant Amendment (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.13	Form of Broker Warrant (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.1†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.2†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.3	Technology License and Services Agreement, dated October 31, 2012, among the Registrant, BRNI and NRV II, LLC (incorporated by reference from Exhibit 10.13 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.4	Amendment #1 to Technology License and Services Agreement, dated August 21, 2013 among the Registrant, BRNI and NRV II, LLC (incorporated by reference from Exhibit 10.14 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.5	Common Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.15 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.6	Form of Preferred Stockholders Agreement, dated August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.16 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.7	Voting Agreement dated as of August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.8	Statement of Work Agreement dated August 20,2013, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.18 filed with the Amendment No. 1 to the Company’s Current Report on Form 8-K filed with the SEC on August 30, 2013)

10.9†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.10 †	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.11	Amendment No. 1 to the Neurotrope, Inc. Preferred Stockholders Agreement, dated as of September 3, 2014 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on September 5, 2014)

10.12	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.13	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.14	Form of Conversion Agreement between Neurotrope, Inc. and the holders of Series A Preferred Stock Purchase Warrants, made as of February 9, 2015 (incorporated by reference from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.15	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by reference from Exhibit 10.3 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.16†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015 (incorporated by reference from Exhibit 10.29 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

10.17	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2015)

10.18	Securities Purchase Agreement, dated November 13, 2015, by and among Neurotrope, Inc. and the buyers signatory thereto (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.19	Registration Rights Agreement, dated November 13, 2015, by and among Neurotrope, Inc. and the buyers signatory thereto (incorporated by reference from Exhibit 10.7 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.20	Amendment No. 2 to Preferred Stockholders Agreement (incorporated by reference from Exhibit 10.11 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

10.21	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.22	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.23	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.24	Separation Agreement among the Registrant, Neurotrope Bioscience, Inc. and Charles S. Ramat, dated August 4, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.25	Director Separation Agreement between the Registrant and Paul E. Freiman, dated August 4, 2016 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.26	Director Separation Agreement between the Registrant and Jay M. Haft, dated August 4, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.27	Consulting Agreement between the Registrant and SM Capital Management, LLC, dated August 4, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.28	Securities Purchase Agreement by and among the Registrant and the Buyers signatory thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.29	Registration Rights Agreement by and among the Registrant and the Buyers signatory thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.30	Form of Amendment to Securities Purchase Agreement by and among the Registrant and the other signatories thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.31	Placement Agency Agreement by and among the Registrant, Katalyst Securities LLC and GP Nurmenkari Inc, dated October 13, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.32†	Amendment to the Registrant’s 2013 Equity Incentive Plan, dated November 21, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2016)

10.33†*	Form of Director Indemnification Agreement

10.34†*	Nonemployee Director Compensation Policy

14.1*	Registrant’s Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	XBRL Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 10, 2017.

NEUROTROPE, INC.

By:	/s/ Susanne Wilke, Ph.D.
Name:	Susanne Wilke, Ph.D.
Title:	Chief Executive Officer (principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Susanne Wilke and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua Silverman	Director and Chairman of the Board	March 10, 2017
Joshua Silverman

/s/ Susanne Wilke, Ph.D.	Director and Chief Executive Officer	March 10, 2017
Susanne Wilke, Ph.D.

/s/ James Gottlieb	Director	March 10, 2017
James Gottlieb

/s/ William Singer	Director	March 10, 2017
William Singer

/s/ Kenneth J. Gorelick, M.D.	Director	March 10, 2017
Kenneth J. Gorelick, M.D.

/s/ Shana Kay Phares	Director	March 10, 2017
Shana Kay Phares

/s/ Bruce T. Bernstein	Director	March 10, 2017
Bruce T. Bernstein

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice	March 10, 2017
Robert Weinstein	President, Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Andrew D. Perlman	Director	March 10, 2017
Andrew D. Perlman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neurotrope, Inc.

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP
East Hanover, New Jersey
March 10, 2017

Neurotrope, Inc. and Subsidiary

Consolidated Balance Sheets

ASSETS

	December 31	December 31,
	2016	2015
CURRENT ASSETS
Cash and cash equivalents	$25,773,533	$11,230,637
Prepaid expenses	138,711	1,489,851
Subscription receivable	-	2,761

TOTAL CURRENT ASSETS	25,912,244	12,723,249

Fixed Assets, net of accumulated depreciation	55,198	59,175

TOTAL ASSETS	$25,967,442	$12,782,424

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	$2,167,413	$449,875
Accrued expenses	190,744	141,525
Accrued expenses - related party	4,609	389,058
Note payable	-	10,511

TOTAL CURRENT LIABILITIES	2,362,766	990,969

Commitments and contingencies

Convertible redeemable preferred stock, Series B, $.0001 par value, 333,333 shares authorized; 262,349.4 shares issued and outstanding at December 31, 2015. Liquidation preference of $15,740,963 plus dividends accruable of $279,824 at December 31, 2015.	-	11,814,874

SHAREHOLDERS' DEFICIT
Common stock - 12,500,000 shares authorized, $.0001 par value; 6,754,547 shares issued and outstanding at December 31, 2016; 1,536,570 shares issued and outstanding at December 31, 2015	676	154
Additional paid-in capital	73,648,737	27,700,651
Accumulated deficit	(50,044,737)	(27,724,224)

TOTAL SHAREHOLDERS' DEFICIT	23,604,676	(23,419)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$25,967,442	$12,782,424

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31	December 31
	2016	2015

OPERATING EXPENSES:
Research and development - related party	$1,028,915	$2,023,595
Research and development	5,603,989	2,180,263
General and administrative - related party	59,500	804,022
General and administrative	3,435,707	3,714,943
Stock-based compensation - related party	752,695	175,752
Stock-based compensation	2,051,832	547,182

TOTAL OPERATING EXPENSES	12,932,638	9,445,757

OTHER INCOME:
Interest income	8,436	4,222

Net loss before income taxes	(12,924,202)	(9,441,535)

Provision for income taxes	-	-

Net loss	$(12,924,202)	$(9,441,535)

Preferred Stock dividends	-	(279,824)

Net loss attributable to common shareholders	$(12,924,202)	$(9,721,359)

PER SHARE DATA:

Basic and diluted loss per common share	$(5.69)	$(11.64)

Basic and diluted weighted average common shares outstanding	2,272,000	835,200

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statement of Changes in Shareholders’ Deficit

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 1, 2015	751,065	$75	$6,630,311	$(18,282,689)	$(11,652,303)

Conversion of Series A preferred stock to common stock	667,594	67	18,524,096	-	18,524,163

Issuance of additional common stock upon Series A anti-dilution	100,253	10	(10)	-	-

Issuance of common stock warrants	-	-	1,817,671	-	1,817,671

Stock based compensation	-	-	722,934	-	722,934

Exercise of common stock warrants	17,658	2	5,649	-	5,651

Net loss	-	-	-	(9,441,535)	(9,441,535)

Balance January 1, 2016	1,536,570	$154	$27,700,651	$(27,724,224)	$(23,419)

Issuance of Common Stock in Private Placement	3,828,754	383	21,759,334		21,759,717

Conversion of Series B preferred stock to common stock	847,371	85	11,814,789	-	11,814,874

Stock based compensation	-	-	2,804,527	-	2,804,527

Exercise of common stock warrants	541,189	54	173,125	-	173,179

Shares issued for stock split rounding	662	-	-	-	-

Revaluation of investor warrants			9,396,311	(9,396,311)	-

Net loss	-	-	-	(12,924,202)	(12,924,202)

Balance December 31, 2016	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

See accompanying notes to consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2016	December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,924,202)	$(9,441,535)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	2,804,527	722,934
Consulting services paid by issuance of Series B units		100,000
Depreciation expense	6,923	6,270
Change in assets and liabilities
Decrease (increase) in prepaid expenses	1,351,140	(1,392,778)
Decrease (Increase) in subscription receivable	2,761	(2,761)
Decrease in accounts payable - related party	-	(200,000)
(Decrease) Increase in accrued expenses - related party	(384,449)	389,058
Increase (decrease) in accounts payable	1,717,538	(328,878)
Increase (decrease) in accrued expenses	49,219	(168,910)
Total adjustments	5,547,659	(875,065)

Net Cash Used in Operating Activities	(7,376,543)	(10,316,600)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(2,946)	(11,827)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of transaction costs	21,759,717	-
Issuance of preferred stock, net of transaction costs	-	13,532,546
Proceeds from note payable	-	28,904
Repayments of note payable	(10,511)	(18,394)
Proceeds from exercise of common stock warrants	173,179	5,651

Net Cash Provided by Financing Activities	21,922,385	13,548,707

NET INCREASE IN CASH	14,542,896	3,220,280

CASH AT BEGINNING OF YEAR	11,230,637	8,010,357

CASH AT END OF YEAR	$25,773,533	$11,230,637

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Dividend deemed from warrant revaluation	$9,396,311	$-
Conversion of convertible redeemable preferred stock to common stock	$11,814,874	$18,524,163

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Planned Business:

Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 5).

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

As of March 6, 2017, we had approximately $24.1 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 18 to 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the initiation of an open label extension study treating patients enrolled in the current phase 2 study. We also plan to initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

Note 2 – Summary of Significant Accounting Policies:

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2016, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years. Property and equipment consist of the following:

	December 31, 2016	December 31, 2015
Property and equipment	$69,716	$66,770
Accumulated depreciation	(14,518)	(7,595)
Property and equipment, net	$55,198	$59,175

Depreciation expense for the years ended December 31, 2016 and 2015 was $6,923 and $6,270, respectively.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2016 and 2015.

Earnings (Loss) Per Share:

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2016 and 2015. At December 31, 2016 and 2015, the number of shares underlying options and warrants that were anti-dilutive were approximately $6.9 million and $4.5 million, respectively.

Income Taxes:

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes and the tax effects of net operating loss and other carryforwards. The deferred tax assets and liabilities represent the future tax consequences of those differences and carryforwards, which will either be taxable or deductible when the related assets, liabilities or carryforwards are recovered or settled. Deferred tax assets are reduced by a valuation allowance when, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions for generally three years from the date of filing.

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

Stock Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility, expected term, and forfeiture rate. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of common stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for January 1, 2019, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016, with early adoption permitted. We are currently in the process of assessing the impact of this ASU on the Company’s consolidated financial statements.

Note 3 – Contractual Commitments:

On September 4, 2014, the Company entered into a long-term lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and expires on December 1, 2017 and has two (2) one-year renewal options. The base rent is payable, commencing December 1, 2014, at an annual rate of $88,000 with no increases during the lease term and renewal terms. In addition, commencing September 1, 2014, the Company is obligated to pay its share of common area charges. On May 1, 2016, the Company abandoned the lease and is negotiating with the landlord as to a settlement of amounts due. As of December 31, 2016, the Company has accrued the remainder of the lease payments for a total of approximately $136,100.

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

Pursuant to the Ramat Separation Agreement, Mr. Ramat received his current salary and benefits through the Termination Date, except that his salary was reduced by $10,000 to $23,333 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000. The Ramat Separation Agreement further provided that (a) the consulting agreement between Ramat Consulting Group and the Company, effective February 28, 2013, was automatically restored and became fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options, totaling 21,877, immediately vested, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, was no longer an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

In connection with the resignations of each of Mr. Freiman and Mr. Haft from the Board, the Company entered into a Director Separation Agreement, dated August 4, 2016, with each of Mr. Freiman and Mr. Haft (the “Director Separation Agreements”). Pursuant to such Director Separation Agreements, each of Mr. Freiman and Mr. Haft’s (i) outstanding unvested stock options, totaling 18,738 for both Mr. Freiman and Mr. Haft, immediately vested, notwithstanding that such director, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options.

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

During the year ended December 31, 2016, the Company paid Stanford the annual maintenance fee of $10,000 which will be amortized over the applicable one-year licensing period.

On January 19, 2017, the Company entered into a second license agreement with Stanford. See Footnote 10 “Subsequent Events” for additional information.

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

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the year ended December 31, 2016, the Company paid Mount Sinai $39,200, which represents total amounts due, for ongoing preclinical research and development work.

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

On July 27, 2016, the Company received approval of the institutional review board (“IRB”) for its amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2 clinical trial of the Company’s lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks, which has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. The amendment to cut the exploratory part of the study was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. The cost savings from this amendment is approximately $2 million.

On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million, before amendment as described below, were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of December 31, 2016, the Company’s balance sheet includes a payable balance for WCT services of approximately $1.6 million. The Services Agreement can be terminated by the Company or WTC under certain terms, as described in the Services Agreement.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its CRE License Agreement (see Note 5 below).

Note 5 – Related Party Transactions and Licensing / Research Agreements:

As of December 31, 2016, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. William Singer was the president of CRE until April 26, 2016. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.9% of the Company's outstanding Common Stock as of December 31, 2016. Shana Phares is Secretary/Treasurer of NRVI.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of December 31, 2016, the Company has paid its entire obligation resulting from this Amendment.

Pursuant to the CRE License Agreement, on February 4, 2015, Neurotrope BioScience and CRE entered into a new Statement of Work and Account Satisfaction Agreement (the “February 2015 SOW”). The February 2015 SOW was effective as of October 1, 2014 and ended on September 30, 2015. In consideration for the February 2015 SOW, CRE agreed to (a) use commercially reasonable efforts to enroll at least four (4) additional compassionate use or expanded access patients, in trials of CRE’s Alzheimer’s therapeutic drug platform during the term of the SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of CRE’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of CRE’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with CRE’s Investigative New Drug Application (“IND”) 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKCε platform to treat Fragile X disease, (f) conduct initial research on polyunsaturated fatty acid derivatives for the purpose of developing a commercially usable PKCε activator, and (g) provide assistance, advice and other similar services to Neurotrope BioScience regarding Neurotrope BioScience’s analysis of bryologs pursuant to Neurotrope BioScience’s agreement with Stanford University, for the purpose of developing a commercially usable PKCε activator. Under the CRE License Agreement, Neurotrope BioScience received a license to certain technology, including rights relating to an in vitro test system based on examination of skin cells intended to predict the presence of AD in humans (the “AD Diagnostic Test”). Further, under the February 2015 SOW, Neurotrope BioScience’s rights to the technology associated with the AD Diagnostic Test automatically reverted to CRE based on certain contractual conditions on July 10, 2015 and, accordingly, Neurotrope Bioscience no longer has any rights under the CRE License Agreement for diagnostic applications using the CRE patent portfolio or technology. The remaining terms and conditions of the CRE License Agreement, including the license of technology associated with Neurotrope BioScience’s PKC activator research (such as bryostatin), remain in full force and effect, in accordance with the conditions thereof.  For the year ended December 31, 2015, Neurotrope BioScience incurred $2,052,595 in expenses relating to the February 2015 SOW. The Company paid CRE $14,558 for ongoing testing and validation work, which was completed during the fourth quarter of 2016.

On November 12, 2015, Neurotrope BioScience and CRE entered into a new statement of Work Agreement (the “November 2015 SOW Agreement”) pursuant to the TLSA. The November 2015 SOW Agreement is effective as of November 1, 2015 and continues until December 31, 2016. Pursuant to the November 2015 SOW Agreement, Neurotrope BioScience agreed to pay CRE $1,166,666 in service fees payable in the amount of $83,333 per month for each month from November 1, 2015 through December 31, 2016. In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE shall perform the services requested by Neurotrope BioScience for the further development of Neurotrope’s bryostatin drug platform. During the year ended December 31, 2016, the Company paid CRE $1 million pursuant to the November 2015 SOW Agreement, which is included in the statement of operations as Research and Development – Related Party. The Company is currently negotiating having CRE continue to provide services to the Company.

On July 28, 2016, CRE filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the Northern District of West Virginia. As part of the bankruptcy filing, CRE asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is the Company’s Chief Scientific Officer and was also the former scientific director of CRE, and who led a team of CRE scientists who are involved on behalf of CRE in support of the Neurotrope-CRE License Agreement. CRE has not requested that the Neurotrope-CRE License Agreement itself be rejected. The Company does not believe that CRE, as a matter of law, has a right to terminate the Neurotrope-CRE License Agreement as a result of the bankruptcy filing and have been advised by CRE’s representatives that there will be no action regarding the Neurotrope-CRE License and that CRE intends to meet all of its obligations in support of the Company’s work. On September 23, 2016, the United States Bankruptcy Court for the Northern District of West Virginia entered an order approving the sale of a substantial amount of CRE's assets to West Virginia University. The Court also entered an order approving a settlement agreement between Dr. Alkon, CRE and West Virginia University. As part of the asset sale, CRE sold the BRNI name and all derivatives to West Virginia University. Consequently, the Board of CRE resolved on September 28, 2016 to change its name to Cognitive Research Enterprises, Inc.

Note 6 – Income Taxes:

The Company incurred a net operating loss for income tax purposes of approximately $32.5 million for the period from October 31, 2012 (inception) through December 31, 2016. The net operating loss carryforwards resulted in a deferred tax asset of approximately $11.0 million at December 31, 2016. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $1.1 million as of December 31, 2016. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company's ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company's inception, due to the significant costs and complexities associated with such study.

Note 7 – Common Stock:

During the year ended December 31, 2016, all of the Company’s 262,349.4 shares of Series B Convertible Preferred Stock, par value $0.0001 per share (the “Series B Stock”), were converted into 847,371 shares of Common Stock. In addition, 29 holders of 541,189 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 541,189 shares of Common Stock. See “November 2016 Private Placement” below.

On April 12, 2016, the stockholders of the Company approved an increase in the number of authorized shares of Common Stock to 12,500,000 shares. On February 17, 2017, the stockholders of the Company approved as increase in the number of authorized shares of Common Stock to 150 million shares, which increase became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada on February 24, 2017 (See Note 10 – “Subsequent Events”).

November 2016 Private Placement

In a November 2016 private placement, the Company sold 3,828,754 shares of Common Stock and warrants to purchase an equivalent number of shares of Common Stock, with an exercise price of $12.80 per share (subject to adjustment), for a period of five years from the date of issuance (the “Series F Warrants”), at a purchase price of $6.40 per share of Common Stock and Series F Warrant, resulting in gross proceeds of approximately $24.5 million (the “November 2016 Private Placement”). The private placement was completed in two closings, which took place on November 17, 2016 and November 22, 2016.

In connection with the November 2016 Private Placement, on November 17, 2016, the Company filed with the Secretary of State of the State of Nevada an Amendment to its Certificate of Designations, Preferences and Rights of Series B Preferred Stock (the “Series B COD Amendment”), originally filed November 13, 2015 with the Secretary of State of the State of Nevada, as corrected by the Certificate of Correction filed November 19, 2015 with the Secretary of State of the State of Nevada (as so corrected, the “Certificate of Designation”). The Series B COD Amendment (i) provided that the Company’s entry into a binding securities purchase agreement, by and among the Company and the investors signatory thereto, in connection with a private placement of the Company’s common stock and warrants, that results in at least $8,000,000 of aggregate gross proceeds to the Company (a “Private Placement”), shall result in the automatic conversion of the Company’s Series B Stock into shares of the Company’s common stock at a conversion price of $18.56 immediately prior to the initial closing of the Private Placement with aggregate gross proceeds to the Company of at least $8 million and (ii) amended the definition of “Excluded Securities” to include the issuance of the Company’s common stock and warrants issued in any Private Placement. As a result of the November 2016 Private Placement, all 255,450.4 of the issued and outstanding shares of Series B Stock were converted into an aggregate of 825,812 shares of Common Stock on November 17, 2016. The Series B COD Amendment was approved by the “Required Holders” as defined in the Certificate of Designation.

Pursuant to the purchase agreement entered into in connection with November 2016 Private Placement, the Company agreed to reduce the exercise prices of certain of its outstanding warrants to purchase shares of common stock that were issued in connection with the November 2015 Private Placement. Effective as of November 18, 2016, the exercise price of each of the Series A Warrants and the Series C Warrants was reduced to $0.32 per share and the exercise price of the Series E Warrants was reduced to $32.00 per share, in each case subject to adjustment as provided in such Warrants. As a result, the Company recorded a deemed dividend of approximately $9.4 million resulting from the revaluation of the series A, C and E warrants based upon the reduced exercise prices of those warrants.

In connection with the Offering, pursuant to a Placement Agency Agreement, dated October 13, 2016 (the “Placement Agency Agreement”), among the Company, Katalyst Securities LLC and GP Nurmenkari Inc. (the “Placement Agents”), the Company has agreed to pay the Placement Agents (i) a cash fee at each closing under the Purchase Agreement equal to ten percent (10%) of each closing’s gross proceeds and (ii) warrants to purchase shares of Common Stock at each closing under the Purchase Agreement equal to ten percent (10%) of the number of shares of Common Stock sold in each closing, with an exercise price of $6.40 per share and a five-year term (the “Broker Warrants”). Such Warrants shall not become exercisable until the Company’s stockholders have approved an amendment to its Articles of Incorporation to increase the number of authorized shares and such amendment is filed in Nevada, which occurred on February 24, 2017.

Under the Placement Agency Agreement, the Company agreed to amend certain warrants previously issued to the Placement Agents. Immediately following the receipt of at least $8,000,000 of gross proceeds as part of the Offering, the exercise price of the 70,119 unexercised Placement Agent Series B Warrants and/or broker warrants issued by the Company as placement agent compensation to Katalyst Securities LLC, their registered representatives and designees, assignees or successors in interest, in connection with the Company’s completed financing in November 2015 (collectively, the “Series B Broker Warrants”), shall be reduced to $0.32 per share of Common Stock, provided that the Series B Broker Warrants that have their exercise price reduced shall not be exercisable for six months from the date of the initial closing under the Purchase Agreement. Additionally, immediately following the receipt of at least $10,000,000 of gross proceeds as part of the Offering, the exercise price of the 41,416 unexercised Placement Agent Series A Warrants and/or broker warrants issued by the Company as placement agent compensation to EDI Financial, Inc., Katalyst Securities LLC, their registered representatives and designees, assignees or successors in interest, in connection with the Company’s completed financings in 2013 (collectively, the “Series A Broker Warrants”) shall be reduced to $0.32 per share of Common Stock, provided that the Series A Broker Warrants that have their exercise price reduced shall not be exercisable for one year from the date of the initial closing under the Purchase Agreement. Accordingly, the exercise price of the Series A Broker Warrants and the Series B Broker Warrants has been reduced to $0.32 per share of common stock as of November 23, 2016.

Note 8 – Stock Options:

The Board adopted, with the approval of the Company’s stockholders, the 2013 Equity Incentive Plan (the “2013 Plan”), which provided for the issuance of incentive awards of up to 218,750 shares of Common Stock (until it was amended as provided below) to officers, key employees, consultants and directors.

On July 23, 2014, the Company’s Board approved an increase in the total number of shares available under the 2013 Plan by 93,750 to 312,500 shares. The increase was subsequently approved by the Company’s stockholders on June 9, 2015.

Effective on November 21, 2016, the Company amended the 2013 Plan pursuant to an Amendment to the Neurotrope, Inc. 2013 Equity Incentive Plan (the “Equity Incentive Plan Amendment”) to increase the number of shares of Common Stock available for issuance under the Plan to 685,325 shares of Common Stock.

Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2016:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2016	268,217	$42.24	7.5	$0
Options granted	424,390	$11.56
Less options forfeited	(16,170)	$20.29
Less options expired/cancelled	(625)	$56.32
Less options exercised	-	$-
Options outstanding at December 31, 2016	675,812	$23.54	8.9	$0
Options exercisable at December 31, 2016	436,357	$28.71	8.3	$0

In connection with the resignations of Mr. Ramat as President, Chief Executive Officer and director and of Mr. Freiman and Mr. Haft as directors, the Company entered into separation agreements, dated August 4, 2016, with each of Mr. Ramat, Mr. Freiman and Mr. Haft. Pursuant to such separation agreements, each of Mr. Ramat’s, Mr. Freiman’s and Mr. Haft’s (i) outstanding unvested stock options, totaling 40,511 in the aggregate, immediately vested and (ii) vested options shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options (See Note 3 above.) As a result of the vesting acceleration, the Company recognized an expense of approximately $500,000.

The following is a summary of stock options outstanding under the plans as of December 31, 2016:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.32 - $10.56	372,825	9.89	$10.56	191,392	$10.56
$19.20 - $22.72	60,647	9.24	$18.87	22,416	$19.42
$25.60 - $32.00	95,694	7.65	$29.83	82,289	$29.69
$35.52 - $49.60	35,003	7.41	$42.11	31,481	$41.46
$52.48 - $71.04	111,644	7.87	$58.22	108,779	$58.12
	675,812	8.89	$43.52	436,357	$28.71

As of December 31, 2016, there were approximately $2.7 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 4.2 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the year ended December 31, 2016 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 87.50%; Risk-free interest rate 2.250%; weighted average grant date fair value of $9.17 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $2,804,527 and $922,934 for the year ended December 31, 2016 and 2015, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense. On September 28, 2015, the Company’s Board amended the option agreements granted to all its officers and directors to clarify that the options were to be deemed non-qualified stock options.

Note 9 – Common and Preferred Stock Reserved for Future Issuances:

Common stock reserved for future issuances consisted of the following at December 31, 2016 giving effect to the November 2016 Private Placement and February 17, 2017 shareholder vote described below:

Common Stock Reserved
Common stock warrants outstanding	6,009,366
Common stock options outstanding	675,812
Total	6,685,178

On February 9, 2015, the holders of placement agent warrants to purchase an aggregate of 1,325,000 shares of Series A Stock entered into Conversion Agreements with the Company pursuant to which such holders’ placement agent warrants to purchase Series A Stock were converted, for no additional consideration, into common stock purchase warrants to purchase an aggregate of 41,416 shares of Common Stock.

As of December 31, 2016, the Company is no longer required to reserve shares of Common Stock to accommodate up to an additional 50% issuable upon potential dilution to the Series B Stock and each the series A, series B, series C, series D and series E Warrants issued in the Series B private placement plus the placement agent warrants issued as fees relating to the Series B private placement as the anti-dilution protection contained in such securities was no longer effective. See Note 7 “Common Stock” – “November 2016 Private Placement” for additional details.

Based upon the November 2016 Private Placement, the holders of 811,799 warrants and 372,825 stock options had agreed not to exercise their warrants or options until the Company's stockholders approve an increase in the number of authorized shares. On February 17, 2017, the stockholders of the Company approved an increase to the number of authorized shares of Common Stock to 150 million shares, which increase became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada on February 24, 2017 (See Note 10 – “Subsequent Events”). As a result, these holders can now exercise their warrants and options. The table above includes all shares to be reserved including these warrants and options.

Note 10 – Subsequent Events:

Compensation Recommendation

On January 4, 2017, based upon a recommendation by the compensation committee of the board of directors, the Company established the compensation for Dr. Daniel Alkon, M.D., who has served as President of the Company since September 23, 2016 and as the Company’s Chief Scientific Officer since August 2013. In consideration for his service as President, Dr. Alkon shall receive a salary of $25,000 per month until May 31, 2017. Dr. Alkon shall receive an additional initial payment of $75,000 in consideration for his service from October 1, 2016 through December 31, 2016.

Reverse Stock Split

On January 11, 2017, the Company effected a 1-for-32 reverse stock split of its shares of common stock. As a result of the reverse stock split, every thirty-two (32) shares of the Company's pre-reverse split common stock was combined and reclassified into one share of common stock. In addition, the Company's pre-reverse split 400,000,000 authorized shares of common stock was proportionately reduced to 12,500,000 authorized shares of common stock as a result of the split. These financial statements have been adjusted to reflect this reverse stock split.

On February 17, 2017, the stockholders of the Company approved to increase the number of authorized shares of the Company’s Common Stock to 150 million shares, which increase became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada on February 24, 2017.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology.

Warrant Exercises

From January 1, 2017 through March 6, 2017, 78 holders of 686,275 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 686,275 shares of Common Stock.

