Form 10-Q
period 2017-03-31
Neurotrope, Inc.
filed 2017-05-12
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§240.12b-2 of this chapter). ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 10, 2017, there were 7,888,670 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31	December 31,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$23,765,366	$25,773,533
Prepaid expenses	132,618	138,711

TOTAL CURRENT ASSETS	23,897,984	25,912,244

Fixed Assets, net of accumulated depreciation	22,688	55,198

TOTAL ASSETS	$23,920,672	$25,967,442

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,877,695	$2,167,413
Accrued expenses	56,605	190,744
Accrued expenses - related party	12,455	4,609

TOTAL CURRENT LIABILITIES	1,946,755	2,362,766

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
7,848,508 shares issued and outstanding at March 31, 2017;
6,754,547 shares issued and outstanding at December 31, 2016	785	676
Additional paid-in capital	75,080,090	73,648,737
Accumulated deficit	(53,106,958)	(50,044,737)

TOTAL SHAREHOLDERS' EQUITY	21,973,917	23,604,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$23,920,672	$25,967,442

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31	March 31
	2017	2016

OPERATING EXPENSES:
Research and development - related party	$12,455	$250,000
Research and development	1,630,014	892,737
General and administrative - related party	1,918	27,000
General and administrative	1,223,101	755,352
Stock-based compensation - related party	33,217	43,817
Stock-based compensation	189,515	161,229

TOTAL OPERATING EXPENSES	3,090,220	2,130,135

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	(34,274)	-
Gain on settlement of lease obligation	53,599	-
Interest income	8,674	2,078

Net loss before income taxes	(3,062,221)	(2,128,057)

Provision for income taxes	-	-

Net loss	$(3,062,221)	$(2,128,057)

Preferred Stock dividends	-	(520,040)

Net loss attributable to common shareholders	$(3,062,221)	$(2,648,097)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.43)	$(1.72)

Basic and diluted weighted average common shares outstanding	7,145,200	1,537,000

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2017	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

Issuance of common stock for consulting fees	4,063	-	31,203	-	31,203

Exercise of common stock warrants	1,089,867	109	1,177,418	-	1,177,527

Stock based compensation	-	-	222,732	-	222,732

Shares issued for reverse stock split rounding	31	-	-	-	-

Net loss	-	-	-	(3,062,221)	(3,062,221)

Balance March 31, 2017	7,848,508	$785	$75,080,090	$(53,106,958)	$21,973,917

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Quarter Ended	Quarter Ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,062,221)	$(2,128,057)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	222,732	205,046
Consulting services paid by issuance of common stock	31,203	-
Depreciation expense	1,821	1,715
Loss on abandonment of fixed assets	34,274
Change in assets and liabilities
Decrease in prepaid expenses	6,093	871,907
Decrease in subscription receivable	-	2,761
Increase (decrease) in accrued expenses - related party	7,846	(37,714)
(Decrease) increase in accounts payable	(289,718)	19,920
(Decrease) in accrued expenses	(134,139)	(86,273)
Total adjustments	(119,888)	977,362

Net Cash Used in Operating Activities	(3,182,109)	(1,150,695)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,585)	(2,058)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable	-	(7,883)
Proceeds from exercise of common stock warrants	1,177,527	26

Net Cash Provided by (Used in) Financing Activities	1,177,527	(7,857)

NET DECREASE IN CASH	(2,008,167)	(1,160,610)

CASH AT BEGINNING OF PERIOD	25,773,533	11,230,637

CASH AT END OF PERIOD	$23,765,366	$10,070,027

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of convertible redeemable preferred stock to common stock	$-	$45,343

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Planned Business:

Business

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

Liquidity

As of May 10, 2017, the Company had approximately $23 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over the next 18 to 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the analysis of the current Phase 2 study treating moderate to severe Alzheimer's patients, conduct other non-clinical studies, plus possibly initiate additional clinical studies in Alzheimer’s disease and Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2017, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the useful life of the asset, which is deemed to be between three and ten years.

Depreciation expense for the three months ended March 31, 2017 and 2016 was $1,821 and $1,715, respectively.

As part of the settlement of obligations relating to its previous office lease, the Company wrote off approximately $34,274 of personal property, net of accumulated depreciation which included certain furniture and fixtures. This amount is shown in other income (expense) as “loss on abandonment of fixed assets.”

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2017 and December 31, 2016.

Earnings (Loss) Per Share:

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive preferred stock, stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2017 and 2016. At March 31, 2017 and 2016, the number of shares underlying options and warrants that were anti-dilutive were approximately 5.8 million and 4.5 million, respectively.

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

Stock Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the expected stock price volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of Common Stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are valued using the Black-Scholes option pricing model.

Recent Accounting Pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to put most leases on their balance sheets by recognizing a lessee’s rights and obligations, while expenses will continue to be recognized in a similar manner to today’s legacy lease accounting guidance. This ASU could significantly affect the financial ratios used for external reporting and other purposes, such as debt covenant compliance. This ASU will be effective for January 1, 2019, with early adoption permitted. The Company is currently in the process of assessing the impact of this ASU on its consolidated financial statements.

Accounting Pronouncements Adopted During the Period:

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter of 2017, the Company adopted this ASU. The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Note 3 – Contractual Commitments:

On September 4, 2014, the Company entered into a lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and was to expire on December 1, 2017 and had two (2) one-year renewal options. On May 1, 2016, the Company abandoned the lease and accrued for the remainder of the lease payments a total of approximately $136,100. The Company subsequently negotiated a settlement of amounts due and on March 23, 2017, the Company paid $82,500 to fully settle and satisfy its obligation to the lessor. This resulted in a gain from settlement of lease obligations of $53,599.

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

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the three months ended March 31, 2017, the Company was obligated to pay Mount Sinai $10,000, which represents total amounts due, for annual licensing fees.

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with Worldwide Clinical Trials (“WCT”), effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT provided services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, was approximately $11.6 million. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement.

On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million, before amendment as described below, were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of March 31, 2017, the Company’s balance sheet includes a payable balance for WCT services of approximately $1.6 million. The Services Agreement can be terminated by the Company or WCT under certain terms, as described in the Services Agreement.

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

Note 5 – Related Party Transactions and Licensing / Research Agreements:

As of March 31, 2017, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding Common Stock as of March 31, 2017. Shana Phares is Secretary/Treasurer of NRVI.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of March 31, 2017, the Company has paid its entire obligation resulting from this Amendment.

Note 6 – Common Stock:

During the three months ended March 31, 2017, 103 holders of 1,023,459 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 1,023,459 shares of Common Stock and three holders of 66,408 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 66,408 shares of Common Stock.

Reverse Stock Split

On January 11, 2017, the Company effected a 1-for-32 reverse stock split of its shares of common stock. As a result of the reverse stock split, every thirty-two (32) shares of the Company's pre-reverse split common stock was combined and reclassified into one share of common stock. In addition, the Company's pre-reverse split 400,000,000 authorized shares of common stock was proportionately reduced to 12,500,000 authorized shares of common stock as a result of the split. These financial statements have been adjusted to  retrospectively reflect this reverse stock split.

On February 17, 2017, the stockholders of the Company approved as increase in the number of authorized shares of Common Stock to 150 million shares, which increase became effective upon the filing of a Certificate of Amendment with the Secretary of State of the State of Nevada on February 24, 2017.

Note 7 – Stock Options:

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

On March 9, 2017, the Company’s Board of Directors approved the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the issuance of incentive awards of up to 800,000 shares of Common Stock to officers, key employees, consultants and directors.  Such grants under the 2017 Plan are subject to stockholder approval of the 2017 Plan. On March 17, 2017, the Company agreed to issue non-qualified stock options to purchase 70,000 shares of common stock to seven non-executive directors of the Company. These awards are not considered outstanding as the 2017 Plan has not yet been approved by shareholders.

Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2017	675,812	$23.54	8.3	$0
Options granted	9,375	$15.77
Less options forfeited	(1,952)	$19.20
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at March 31, 2017	683,235	$23.38	8.7	$3.2
Options exercisable at March 31, 2017	448,643	$28.32	8.3	$1.7

During the three months ended March 31, 2017, the Company issued 9,375 stock options with an exercise price of $15.77 to one Company board member (excluding the issuance of options to purchase 70,000 shares of common stock as noted above.) All of the stock options have a term of ten years.

As of March 31, 2017, there were approximately $2.6 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 3.5 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the three months ended March 31, 2017 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 89.31%; Risk-free interest rate 2.420%; weighted average grant date fair value of $13.57 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $222,732 and $205,046 for the three months ended March 31, 2017 and 2016, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 8 – Common Stock  Warrants:

The following is a summary of common stock warrant activity for the three months ended March 31, 2017:

Number of shares
Warrants outstanding January 1, 2017	6,244,266
Warrants exercised	(1,089,867)
Warrants outstanding March 31, 2017	5,154,499

As of March 31, 2017, the Company’s warrants by exercise price were as follows: 189,352 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,762,346 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Subsequent Events:

Warrant Exercises

From April 1, 2017 through May 8, 2017, 4 holders of 24,786 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 24,786 shares of Common Stock and 2 holders of 11,313 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 11,313 shares of Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2016. Unless otherwise noted, all share and per share data give effect to the 1-for-32 reverse stock split of our common stock that was effected on January 11, 2017.

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

Basis of Presentation

The unaudited financial statements for our fiscal quarters ended March 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

On July 28, 2016, CRE filed a petition for Chapter 11 Reorganization in the United States Bankruptcy Court for the Northern District of West Virginia. As part of the bankruptcy filing, CRE asked the Bankruptcy Court to reject certain executory contracts including employment agreements with a number of its researchers and other personnel, including, without limitation, Dr. Daniel Alkon, who is our President and Chief Scientific Officer and was also the former scientific director of BRNI (prior to its name change to Cognitive Research Enterprises, Inc.), and who led a team of scientists who were principally involved on behalf of BRNI in support of the CRE License. CRE has not requested that the CRE License itself be rejected. We do not believe that CRE, as a matter of law, has a right to terminate the CRE License as a result of the bankruptcy filing and have been advised by CRE’s representatives that there will be no action regarding the CRE License and that CRE intends to meet all of its obligations in support of the Company’s work. On September 23, 2016, the United States Bankruptcy Court for the Northern District of West Virginia entered an order approving the sale of a substantial amount of CRE's assets to West Virginia University (“WVU”). The Court also entered an order approving a settlement agreement between Dr. Alkon, CRE and WVU. As part of the asset sale, CRE sold the BRNI name and all derivatives to WVU. Consequently, the Board of CRE resolved on September 28, 2016 to change its name to Cognitive Research Enterprises, Inc. CRE continues to own the assets that are being licensed to us under the CRE License. We are in the process of negotiating with WVU and CRE regarding the license of certain assets that were previously returned to CRE in December 2013. Some of these assets were subsequently transferred to WVU as part of CRE’s asset sale and others were retained by CRE.

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

Following on the results of its Phase 2a clinical trial completed in March 2015, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT was to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015, completed enrollment in November 2016 and announced top-line results May 1, 2017. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but has been amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints are the measurement of improvement in cognition, activities of daily living and behavior. The Company’s goal is to show the robust treatment effect that the regulatory agencies, the marketplace and, most importantly, our patients and their caregivers are seeking.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective was the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that has not been changed with this amendment. The secondary objective was to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, were compared to placebo. Study subjects received a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit.

On May 1, 2017, we reported certain relevant top-line results from this clinical trial. This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week assessment.

These announced top-line results indicate that the 20 µg dose, administered every two weeks, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 mcg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134).

A total of 147 patients were enrolled into the study; 135 patients in the mITT population and 113 in the Completer population. The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (ADCS-ADL-SIV) was a secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint were 0.082 and 0.104, respectively, among the patients who completed the protocol in the mITT population. Analysis of secondary and numerous additional exploratory endpoints are ongoing.

Together these results indicate, in this relatively small trial, that Bryostatin-1, at the 20 µg dose, improved outcomes in important dimensions that are impaired in patients with moderate to severe Alzheimer’s disease i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of Bryostatin-1 was in addition to standard of care.

The safety profile of Bryostatin-1 20 µg was similar to that of the placebo group except for a somewhat higher incidence of diarrhea. Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Further analysis of the data from this Phase 2 study is ongoing, and we plan to present more data and analyses from this study. Based upon the results of this clinical trial, the Company plans to continue with additional clinical trials using bryostatin-1 to treat Alzheimer’s patients.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2 clinical study protocol as outlined above. As a result of the amendment, the Company believes that the total trial cost will be reduced by approximately $2 million. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of March 31, 2017, Neurotrope BioScience has paid WCT approximately $6.6 million for services provided.

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

Comparison of the three months ended March 31, 2017 and March 31, 2016

The following table summarizes our results of operations for the three months ended March 31, 2017 and 2016:

	Three Months ended March 31,		Dollar Change	% Change
	2017	2016
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses	$1,642,469	$1,142,737	$499,732	43.7%
General and administrative expenses	$1,225,019	$782,352	$442,667	56.8%
Stock based compensation expenses	$222,732	$205,046	$17,686	8.6%
Other income, net	$27,999	$2,078	$25,921	1,247.4%
Net loss	$3,062,221	$2,128,057	$934,164	43.9%

Revenues

We did not generate any revenues for the three months ended March 31, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2017 were $3,090,220 as compared to $2,130,135 for the three months ended March 31, 2016, an increase of approximately 45%. The increase in operating expenses is due primarily to the significant increase in research and development associated primarily with our ongoing Phase 2 clinical trial in AD, partially offset by the decrease in related party research and development and general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2017, we incurred $12,455 of research and development expenses with a related party as compared to $250,000 for the three months ended March 31, 2016. The $12,455 was incurred during the three months ended March 31, 2017 for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, or $250,000, for the three months ended March 31, 2016. The fixed fees for the three months ended March 31, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the three month period ended March 31, 2017.

For the three months ended March 31, 2017, we incurred $1,630,014 in research and development expenses with non-related parties as compared to $892,737 for the three months ended March 31, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended March 31, 2017, $1,516,060 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $82,435 for clinical consulting services, $17,735 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $7,784 for development of alternative drug supply with Stanford University as compared to, for the three months ended March 31, 2016, $846,127 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $8,080 for clinical consulting services, $6,931 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $25,600 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $1,918 for the three months ended March 31, 2017 as compared to $27,000 for the three months ended March 31, 2016. The amounts for the three months ending March 31, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the quarter ended March 31, 2016 which were attributable to the payments to our prior Chairman for services provided to us.

We incurred $1,223,101 and $755,352 of other general and administrative expenses for the three months ended March 31, 2017 and 2016, respectively, an increase of approximately 62%. Of the amounts for the three months ended March 31, 2017 as compared to the comparable 2016 period: $438,470 was incurred primarily for wages, vacation pay, taxes and insurance, versus $367,103 for the 2016 comparable period; $331,652 was incurred for ongoing legal expenses as the Company had significant contractual negotiations in the current year period, versus $93,511 for the 2016 comparable period, $104,860 was incurred for outside operations consulting services, as the Company paid certain consulting fees of $30,000 to affiliates of members of the Board of Directors and paid regulatory consultants, versus $52,000 for the 2016 comparable period, during which the Company hired a consultant to help recruit our former Chief Medical Officer; $46,679 was incurred for travel expenses, versus $31,980 for the 2016 comparable period; $88,061 was incurred for investor relations services, versus $65,474 for the 2016 comparable period; $71,700 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $63,812 for the 2016 comparable period; $55,002 was incurred for insurance, versus $41,278 for the 2016 comparable period, and; $86,675 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, versus $40,194 for the 2016 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $33,217 as compared to $43,817 for the three months ended March 31, 2017 and 2016, respectively.

We incurred $189,515 and $161,229 of non-related party non-cash expenses for issuance of stock options for the three months ended March 31, 2017 and 2016, respectively.

Other Income (Expense)

We earned $8,674 of interest income for the three months ended March 31, 2017 as compared to $2,078 for the three months ended March 31, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.  In addition, during the three months ended March 31, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net losses and earnings per share

We incurred losses of $3,062,221 and $2,648,097 for the three months ended March 31, 2017 and 2016, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, an increase in stock-based compensation expense and an increase in our general and administrative expenses, offset by a decrease in our preferred stock dividends as all of our preferred stock was converted to common stock in November 2016 in conjunction with our financing at that time. Earnings (losses) per common share were ($0.43) and ($1.72) for the three months ended March 31, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the increase in net loss.

The computation of diluted loss per share for the three months ended March 31, 2017 excludes 5,154,499 warrants and options to purchase 683,235 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended March 31, 2016, the computation excludes 4,465,150 warrants and options to purchase 268,217 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2017, we had an accumulated deficit of $53,106,958 and had working capital of $21,951,229 as compared to working capital of $23,549,478 as of December 31, 2016. The $1,598,249 decrease in working capital was primarily attributable to net proceeds from the exercise of warrants totaling $1,177,527, offset by expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense and loss from abandonment of fixed assets, of $2,876,162 plus capital expenditures of $3,585 for the three months ended March 31, 2017.

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

	Three Months ended March 31,
	2017	2016
Cash used in operating activities	$(3,182,109)	$(1,150,695)
Cash used in investing activities	(3,585)	(2,058)
Cash provided by (used in) financing activities	1,177,527	(7,857)

Net Cash Used in Operating Activities

Cash used in operating activities was $3,182,109 for the three months ended March 31, 2017, compared to $1,150,695 for the three months ended March 31, 2016, an increase of $2,031,414. The increase primarily resulted from the utilization of prepaid expenses, payments of accounts payable and accrued expenses and the increased net loss for the year ended December 31, 2016.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,585 for the three months ended March 31, 2017 compared to $2,058 for the three months ended March 31, 2016. The cash used in investing activities was the result of capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,177,527 for the three months ended March 31, 2017 compared to net cash used in financing activities of $7,857 for the three months ended March 31, 2016. The cash provided by financing activities during both periods was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our private placements offset by use of cash for repayments of notes payable for the three months ended March 31, 2016.

As of May 10, 2017, we have paid WCT approximately $6.7 million relating to our Phase 2 clinical trial. We estimate that we will incur an additional approximately $3.1 million to complete this trial.

As of May 10, 2017, we had approximately $23 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 18 to 24 months from March 31, 2017, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the potential initiation of an open label extension study treating patients enrolled in the current Phase 2 study. We also plan to initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2017.

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

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2016. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

Data from our bryostatin-1 Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company's views of the Phase 2 data.

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. Further analyses of the data from the Phase 2 clinical trial, including an analysis of secondary and numerous additional exploratory endpoints, are ongoing, and we plan to present more data and analyses from this study.  Further analyses of the Phase 2 data may lead to different interpretations of the data than the analyses conducted to date and/or may identify important implications of the Phase 2 data that are not currently known.  Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the Phase 2 data.  There can be no assurance that the clinical program for bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the quarter ended March 31, 2017.

On March 1, 2017, the Company issued 4,063 shares of common stock to a third party for professional services provided to the Company. The issuance was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: May 12, 2017	By:	/s/ Susanne Wilke, Ph.D.
Susanne Wilke, Ph.D.
Chief Executive Officer

Date: May 12, 2017	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

