Form 10-Q
period 2017-06-30
Neurotrope, Inc.
filed 2017-08-08
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 4, 2017, there were 7,895,859 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30,	December 31,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$21,465,924	$25,773,533
Prepaid expenses	179,744	138,711

TOTAL CURRENT ASSETS	21,645,668	25,912,244

Fixed assets, net of accumulated depreciation	22,011	55,198

TOTAL ASSETS	$21,667,679	$25,967,442

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,131,032	$2,167,413
Accrued expenses	52,961	190,744
Accrued expenses - related party	-	4,609

TOTAL CURRENT LIABILITIES	2,183,993	2,362,766

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
7,891,796 shares issued and outstanding at June 30, 2017;
6,754,547 shares issued and outstanding at December 31, 2016	790	676
Additional paid-in capital	75,535,749	73,648,737
Accumulated deficit	(56,052,853)	(50,044,737)

TOTAL SHAREHOLDERS' EQUITY	19,483,686	23,604,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$21,667,679	$25,967,442

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

OPERATING EXPENSES:
Research and development - related party	$89,188	$514,558	$76,733	$264,558
Research and development	2,917,971	1,818,679	1,287,957	925,942
General and administrative - related party	14,418	54,000	12,500	27,000
General and administrative	2,581,000	1,523,001	1,357,899	767,649
Stock-based compensation - related party	66,803	87,635	33,586	43,818
Stock-based compensation	384,518	327,052	195,003	165,823

TOTAL OPERATING EXPENSES	6,053,898	4,324,925	2,963,678	2,194,790

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	(34,274)	-	-	-
Gain on settlement of lease obligation	53,599	-	-	-
Interest income	26,457	3,934	17,783	1,856

Net loss before income taxes	(6,008,116)	(4,320,991)	(2,945,895)	(2,192,934)

Provision for income taxes	-	-	-	-

Net loss	$(6,008,116)	$(4,320,991)	$(2,945,895)	$(2,192,934)

Preferred Stock dividends	-	(1,024,752)	-	(504,712)

Net loss attributable to common shareholders	$(6,008,116)	$(5,345,743)	$(2,945,895)	$(2,697,646)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.79)	$(3.47)	$(0.38)	$(1.75)

Basic and diluted weighted average common shares outstanding	7,562,300	1,538,700	7,793,700	1,542,900

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2017	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

Issuance of common stock for consulting fees	8,126	1	104,539	-	104,540

Exercise of common stock warrants	1,129,092	113	1,331,152	-	1,331,265

Stock based compensation	-	-	451,321	-	451,321

Shares issued for reverse stock split rounding	31	-	-	-	-

Net loss	-	-	-	(6,008,116)	(6,008,116)

Balance June 30, 2017	7,891,796	$790	$75,535,749	$(56,052,853)	$19,483,686

 See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,008,116)	$(4,320,991)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	451,321	414,687
Consulting services paid by issuance of common stock	104,540	-
Depreciation expense	2,498	3,451
Loss on abandonment of fixed assets	34,274
Change in assets and liabilities
(Increase) Decrease in prepaid expenses	(41,033)	1,391,974
Decrease in subscription receivable	-	2,761
Increase in accrued expenses - related party	(4,609)	(37,714)
(Decrease) increase in accounts payable	(36,381)	249,636
(Decrease) Increase in accrued expenses	(137,783)	36,935
Total adjustments	372,827	2,061,730

Net Cash Used in Operating Activities	(5,635,289)	(2,259,261)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,585)	(2,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable	-	(10,511)
Proceeds from exercise of common stock warrants	1,331,265	274

Net Cash Provided by (Used in) Financing Activities	1,331,265	(10,237)

NET DECREASE IN CASH	(4,307,609)	(2,272,445)

CASH AT BEGINNING OF PERIOD	25,773,533	11,230,637

CASH AT END OF PERIOD	$21,465,924	$8,958,192

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of convertible redeemable preferred stock to common stock	$-	$193,650

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

Liquidity

As of August 4, 2017, the Company had approximately $21 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over the next 18 to 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the analysis of the current Phase 2 study treating moderate to severe Alzheimer's patients, conduct other non-clinical studies, plus possibly initiate additional clinical studies in Alzheimer’s disease and Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

Note 2 – Summary of Significant Accounting Policies:

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2017, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

As part of the settlement of obligations relating to its previous office lease, the Company wrote off approximately $34,274 of personal property, net of accumulated depreciation which included certain furniture and fixtures. This amount is shown in other income (expense) as “loss on abandonment of fixed assets.”

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2017 and December 31, 2016.

Earnings (Loss) Per Share:

Basic earnings (loss) per common share amounts are based on weighted average number of common shares outstanding. Diluted earnings per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive preferred stock, stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2017 and 2016. At June 30, 2017 and 2016, the numbers of shares underlying options and warrants that were anti-dilutive were approximately 5.8 million and 4.9 million, respectively.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): I. Accounting for Certain Financial Instruments with Down Round Features and II. Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. Part I applies to entities that issue financial instruments such as warrants, convertible debt or convertible preferred stock that contain down round features. Part II simply replaces the indefinite deferral for certain mandatorily redeemable non-controlling interests and mandatorily redeemable financial instruments of nonpublic entities contained within Accounting Standards Codification (ASC) Topic 480 with a scope exception and does not impact the accounting for these mandatorily redeemable instruments. This ASU is effective for public companies for the annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of the standard may have on its consolidated financial statements.

Accounting Pronouncements Adopted During the Period:

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first two quarters of 2017, the Company adopted this ASU. The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant.

Note 3 – Contractual Commitments:

On September 4, 2014, the Company entered into a lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and was to expire on December 1, 2017 and had two (2) one-year renewal options. On May 1, 2016, the Company abandoned the lease and accrued for the remainder of the lease payments totaling approximately $136,100. The Company subsequently negotiated a settlement of amounts due and on March 23, 2017, and paid $82,500 to fully settle and satisfy its obligation to the lessor. This resulted in a gain from settlement of lease obligations of $53,599.

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

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the six months ended June 30, 2017, the Company was obligated to pay Mount Sinai $10,000, which represents total amounts due, for annual licensing fees.

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

On November 11, 2015, Neurotrope BioScience paid WCT $1,875,861 for the following advance payment: (i) services fees of approximately $928,000; (ii) pass-through expenses of approximately $268,000; and (iii) investigator/institute fees of approximately $680,000. The remaining payments of approximately $9.5 million, before amendment as described below, were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of June 30, 2017, the Company’s balance sheet includes a payable balance for WCT services of approximately $1.5 million. The Services Agreement can be terminated by the Company or WCT under certain terms, as described in the Services Agreement.

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

Note 5 – Related Party Transactions and Licensing / Research Agreements:

As of June 30, 2017, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding Common Stock as of June 30, 2017. Shana Phares is Secretary/Treasurer of NRVI.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application, shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the CRE License Agreement required Neurotrope BioScience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of June 30, 2017, the Company has paid its entire obligation resulting from this Amendment.

Note 6 – Common Stock:

During the six months ended June 30, 2017, 108 holders of 1,051,371 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 1,051,371 shares of Common Stock and five holders of 77,721 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 77,721 shares of Common Stock.

During the three months ended June 30, 2017, five holders of 27,912 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 27,912 shares of Common Stock and two holders of 11,313 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 11,313 shares of Common Stock.

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

On March 9, 2017, the Company’s Board of Directors approved the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the issuance of incentive awards of up to 800,000 shares of Common Stock to officers, key employees, consultants and directors.  Such grants under the 2017 Plan are subject to stockholder approval of the 2017 Plan. On March 17, 2017, the Company agreed to issue non-qualified stock options to purchase 70,000 shares of common stock to seven non-executive directors of the Company. On April 11, 2017, the Company agreed to issue stock options to purchase an aggregate of 248,445 shares of common stock to three executive officers and one Board member of the Company. These awards are not considered outstanding as the 2017 Plan has not yet been approved by shareholders.

Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2017	675,812	$23.54	8.3	$0
Options granted	9,375	$15.77
Less options forfeited	(1,952)	$19.20
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at June 30, 2017	683,235	$23.38	8.5	$0
Options exercisable at June 30, 2017	464,391	$27.87	8.1	$0

During the six months ended June 30, 2017, the Company issued 9,375 stock options with an exercise price of $15.77 to one Company board member (excluding the issuance of options to purchase 70,000 shares of common stock as noted above.) All of the stock options have a term of ten years.

As of June 30, 2017, there was approximately $2.4 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 3.3 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. Stock-based compensation expense is recognized over the vesting period using the straight-line method.

The fair value of stock options issued for the six months ended June 30, 2017 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 89.31%; Risk-free interest rate 2.420%; weighted average grant date fair value of $13.57 per share. There is no current allowance for forfeitures.

The total stock option-based compensation recorded as operating expense was $451,321 and $414,687 for the six months ended June 30, 2017 and 2016, respectively and was $228,589 and $209,641 for the three months ended June 30, 2017 and 2016, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 8 – Common Stock  Warrants:

The following is a summary of common stock warrant activity for the six months ended June 30, 2017:

Number of shares
Warrants outstanding January 1, 2017	6,244,366
Warrants exercised	(1,129,092)
Warrants outstanding June 30, 2017	5,115,274

As of June 30, 2017, the Company’s warrants by exercise price were as follows: 161,440 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Contingencies

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chief Executive Officer, its co-founder and President/Chief Scientific Officer, and its former Board of Directors, President and Chief Executive Officer.  The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company in certain press releases and in its Annual Report on Form 10-K relating to the results stemming from the Company’s Phase 2b clinical trial for Bryostatin.  Plaintiffs seek, among other things, damages for purchasers of the Company’s securities during different periods, all of which fall between January 7, 2016 and April 28, 2017.  It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants.  The Company expects that that these lawsuits will be consolidated, but a consolidated complaint has yet to be filed.

The Court has not yet set a schedule for resolving these actions on the merits.  Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.  The Company and its directors and officers believe that these actions are without merit and intend to defend the lawsuits vigorously.

Note 10 – Subsequent Events

On August 1, 2017, the Company issued 4,063 shares of common stock to a third party for professional services provided to the Company.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended June 30, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Pursuant to the November 2015 SOW Agreement, Neurotrope Bioscience agreed to pay CRE $1,166,666 in service fees payable in the amount of $83,333 per month for each month from November 1, 2015 through December 31, 2016. The payments under the November 2015 SOW Agreement satisfied Neurotrope Bioscience’s obligations to reimburse CRE for any and all attorneys’ fees, translation costs, filing fees, maintenance fees, and other costs and expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE during the term of the November 2015 SOW Agreement (but, for the avoidance of doubt, such payments shall not satisfy any attorneys’ fees, translation costs, filing fees, maintenance fees, or other costs or expenses related to applying for, filing, prosecuting, and maintaining patents and applications for the licensed intellectual property incurred by CRE after the expiration or termination of the November 2015 SOW Agreement term), as well as any litigation costs which CRE may incur related to any of the licensed intellectual property during the November 2015 SOW Agreement term. CRE shall not commence any litigation to enforce the licensed intellectual property without the consent of Neurotrope Bioscience (which consent shall not be unreasonably withheld, delayed, or denied). In consideration for the payments made pursuant to the November 2015 SOW Agreement, CRE performed the services requested by Neurotrope Bioscience for the further development of Neurotrope’s bryostatin drug platform.

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

Results of Phase 2 Clinical Trial

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

These announced top-line results indicate that the 20 µg dose, administered every two weeks, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 mcg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

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

Together these results indicate, in this relatively small trial, that Bryostatin-1, at the 20 µg dose, improved outcomes in important functions that are impaired in patients with moderate to severe Alzheimer’s disease i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of Bryostatin-1 was in addition to standard of care.

The safety profile of Bryostatin-1 20 µg was similar to that of the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate similar to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (TEAEs) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Further analysis of the data from this Phase 2 study is ongoing. We presented additional data in July 2017 at the Alzheimer’s Association International Conference in London,  and we intend to present more data and analyses from this study. Based upon the results of this clinical trial, the Company plans to continue with additional clinical trials using bryostatin-1 to treat Alzheimer’s patients.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2 clinical study protocol as outlined above. As a result of the amendment, the Company believes that the total trial cost will be reduced by approximately $2 million. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of June 30, 2017, Neurotrope BioScience has paid WCT approximately $7.4 million for services provided.

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

The Company is also advancing its drug development program through a licensing agreement with Stanford regarding the synthesis of bryologs and related technology.

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

Comparison of the six months ended June 30, 2017 and June 30, 2016

The following table summarizes our results of operations for the six months ended June 30, 2017 and 2016:

	Six Months ended June 30,		Dollar Change	% Change
	2017	2016
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses	$3,007,159	$2,333,237	$673,922	28.9%
General and administrative expenses	$2,595,418	$1,577,001	$1,018,417	64.6%
Stock based compensation expenses	$451,321	$414,687	$36,634	8.8%
Other income, net	$45,782	$3,934	$41,848	1,063.8%
Net loss	$6,008,116	$4,320,991	$1,687,125	39.0%

Revenues

We did not generate any revenues for the six months ended June 30, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2017 were $6,053,898 as compared to $4,324,925 for the six months ended June 30, 2016, an increase of approximately 40%. The increase in operating expenses is due primarily to the significant increases in research and development associated primarily with our ongoing Phase 2 clinical trial in AD and general and administrative expenses, partially offset by the decrease in related party research and development expenses.

Research and Development Expenses

For the six months ended June 30, 2017, we incurred $89,188 of research and development expenses with a related party as compared to $514,558 for the six months ended June 30, 2016. The $89,188 was incurred during the six months ended June 30, 2017 for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, or $500,000 plus fees associated with product testing of $14,558, for the six months ended June 30, 2016. The fixed fees for the six months ended June 30, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the six month period ended June 30, 2017.

For the six months ended June 30, 2017, we incurred $2,917,971 in research and development expenses with non-related parties as compared to $1,818,679 for the six months ended June 30, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the six months ended June 30, 2017, $2,599,302 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $251,218 for clinical consulting services, $40,189 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $12,000 for orphan drug development costs and $15,262 for development of alternative drug supply with Stanford University as compared to, for the six months ended June 30, 2016, $1,727,796 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $33,366 for clinical consulting services, $13,917 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $31,600 for orphan drug development costs and $12,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $14,418 for the six months ended June 30, 2017 as compared to $54,000 for the six months ended June 30, 2016. The amounts for the six months ended June 30, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the six months ended June 30, 2016 which were attributable to the payments to our prior Chairman for services provided to us.

We incurred $2,581,000 and $1,523,001 of other general and administrative expenses for the six months ended June 30, 2017 and 2016, respectively, an increase of approximately 69%. Of the amounts for the six months ended June 30, 2017 as compared to the comparable 2016 period: $875,344 was incurred primarily for wages, vacation pay, taxes and insurance, versus $723,877 for the 2016 comparable period; $781,431 was incurred for ongoing legal expenses associated with ongoing obligations and regulatory compliance, versus $211,564 for the 2016 comparable period, $195,476 was incurred for outside operations consulting services, as the Company paid certain consulting fees of $101,812 to members of the Board of Directors and paid regulatory consultants, versus $52,000 for the 2016 comparable period, during which the Company hired a consultant to help recruit our former Chief Medical Officer; $93,493 was incurred for travel expenses, versus $56,587 for the 2016 comparable period; $220,513 was incurred for investor relations services primarily relating to announcing top-line results of our Phase 2 clinical trial, versus $111,873 for the 2016 comparable period; $102,755 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $84,112 for the 2016 comparable period; $178,473 was incurred for insurance increase primarily relating to increased coverages, versus $85,282 for the 2016 comparable period, and; $133,518 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, including expenses associated with the listing of the Company’s Common Stock on the NASDAQ Capital Market, versus $197,707 for the 2016 comparable period which included approximately $120,000 of accelerated rent expense based upon lease abandonment.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $66,803 and $87,635 for the six months ended June 30, 2017 and 2016, respectively.

We incurred $384,518 and $327,052 of non-related party non-cash expenses for issuance of stock options for the six months ended June 30, 2017 and 2016, respectively.

Other Income (Expense)

We earned $26,457 of interest income for the six months ended June 30, 2017 as compared to $3,934 for the six months ended June 30, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.  In addition, during the six months ended June 30, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net losses and earnings per share

We incurred losses of $6,008,116 and $5,345,743 for the six months ended June 30, 2017 and 2016, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, an increase in stock-based compensation expense and an increase in our general and administrative expenses, offset by a decrease in our preferred stock dividends as all of our preferred stock was converted to common stock in November 2016 in conjunction with our financing at that time. Earnings (losses) per common share were ($0.82) and ($3.47) for the six months ended June 30, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the increase in net loss.

The computation of diluted loss per share for the six months ended June 30, 2017 excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock as they are anti-dilutive due to our net loss. For the six months ended June 30, 2016, the computation excludes 4,465,150 warrants and options to purchase 276,030 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended June 30, 2017 and June 30, 2016

The following table summarizes our results of operations for the three months ended June 30, 2017 and 2016:

	Three Months ended June 30,		Dollar Change	% Change
	2017	2016
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses	$1,364,690	$1,190,500	$174,190	14.6%
General and administrative expenses	$1,370,399	$794,649	$575,750	72.5%
Stock based compensation expenses	$228,589	$209,641	$18,948	9.0%
Other income, net	$17,783	$1,856	$15,927	858.1%
Net loss	$2,945,895	$2,192,934	$752,961	34.3%

Revenues

We did not generate any revenues for the three months ended June 30, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2017 were $2,963,678 as compared to $2,194,790 for the three months ended June 30, 2016, an increase of approximately 35%. The increase in operating expenses is due primarily to the significant increases in research and development associated primarily with our ongoing Phase 2 clinical trial in AD and general and administrative expenses, partially offset by the decrease in related party research and development expenses.

Research and Development Expenses

For the three months ended June 30, 2017, we incurred $76,733 of research and development expenses with a related party as compared to $264,558 for the three months ended June 30, 2016. The amounts incurred during the three months ended June 30, 2017 was for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, or $250,000, plus fees associated with product testing of $14,558 for the three months ended June 30, 2016. The fixed fees for the three months ended June 30, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the three month period ended June 30, 2017.

For the three months ended June 30, 2017, we incurred $1,287,957 in research and development expenses with non-related parties as compared to $925,942 for the three months ended June 30, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended June 30, 2017, $1,083,243 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $168,782 for clinical consulting services, $22,454 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $7,478 for development of alternative drug supply with Stanford University as compared to, for the three months ended June 30, 2016, $881,669 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $25,287 for clinical consulting services, $6,986 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended June 30, 2017 as compared to $27,000 for the three months ended June 30, 2016. The amounts for the three months ended June 30, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the quarter ended June 30, 2016 which were attributable to the payments to our prior Chairman for services provided to us.

We incurred $1,357,899 and $767,649 of other general and administrative expenses for the three months ended June 30, 2017 and 2016, respectively, an increase of approximately 77%. Of the amounts for the three months ended June 30, 2017 as compared to the comparable 2016 period: $436,874 was incurred primarily for wages, vacation pay, taxes and insurance, versus $356,774 for the 2016 comparable period; $449,779 was incurred for ongoing legal expenses associated with ongoing obligations and regulatory compliance, versus $118,052 for the 2016 comparable period, $90,615 was incurred for outside operations consulting services, as the Company paid certain consulting fees of $66,250 to affiliates of members of the Board of Directors and paid regulatory consultants, versus $0 for the 2016 comparable period; $46,814 was incurred for travel expenses, versus $24,607 for the 2016 comparable period; $132,448 was incurred for investor relations services primarily relating to announcing top-line results of our Phase 2 clinical trial, versus $46,399 for the 2016 comparable period; $31,055 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $20,300 for the 2016 comparable period; $123,471 was incurred for insurance increase primarily relating to increased coverages, versus $44,004 for the 2016 comparable period, and; $46,843 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, versus $37,513 for the 2016 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $33,586 and $43,818 for the three months ended June 30, 2017 and 2016, respectively.

We incurred $195,003 and $165,823 of non-related party non-cash expenses for issuance of stock options for the three months ended June 30, 2017 and 2016, respectively.

Other Income (Expense)

We earned $17,783 of interest income for the three months ended June 30, 2017 as compared to $1,856 for the three months ended June 30, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.

Net losses and earnings per share

We incurred losses of $2,945,895 and $2,697,646 for the three months ended June 30, 2017 and 2016, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, an increase in stock-based compensation expense and an increase in our general and administrative expenses, offset by a decrease in our preferred stock dividends as all of our preferred stock was converted to common stock in November 2016 in conjunction with our financing at that time. Earnings (losses) per common share were ($0.38) and ($1.75) for the three months ended June 30, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the increase in net loss.

The computation of diluted loss per share for the three months ended June 30, 2017 excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended June 30, 2016, the computation excludes 4,465,150 warrants and options to purchase 276,030 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2017, we had an accumulated deficit of $56,052,853 and had working capital of $19,461,675 as compared to working capital of $23,549,478 as of December 31, 2016. The $4,087,803 decrease in working capital was primarily attributable to net proceeds from the exercise of warrants totaling $1,331,265, offset by expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense and loss from abandonment of fixed assets, of $5,522,521 plus capital expenditures of $3,585 for the six months ended June 30, 2017.

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

	Six Months ended June 30,
	2017	2016
Cash used in operating activities	$(5,635,289)	$(2,259,261)
Cash used in investing activities	(3,585)	(2,947)
Cash provided by (used in) financing activities	1,331,265	(10,237)

Net Cash Used in Operating Activities

Cash used in operating activities was $5,635,289 for the six months ended June 30, 2017, compared to $2,259,261 for the six months ended June 30, 2016, an increase of $3,376,028. The increase primarily resulted from the utilization of prepaid expenses, payments of accounts payable and accrued expenses and the increased net loss for the six months ended June 30, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,585 for the six months ended June 30, 2017 compared to $2,947 for the six months ended June 30, 2016. The cash used in investing activities was the result of capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,331,265 for the six months ended June 30, 2017 compared to net cash used in financing activities of $10,237 for the six months ended June 30, 2017. The cash provided by financing activities during both periods was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our private placements offset by use of cash for repayments of notes payable for the six months ended June 30, 2016.

As of August 4, 2017, we have paid WCT approximately $7.4 million relating to our Phase 2 clinical trial. We estimate that we will incur an additional approximately $2.4 million to complete this trial.

As of August 4, 2017, we had approximately $21 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 18 to 24 months from June 30, 2017, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the potential initiation of an open label extension study treating patients enrolled in the current Phase 2 study. We also plan to initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of June 30, 2017.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York, naming as defendants the Company, its Chief Executive Officer, its co-founder and President/Chief Scientific Officer, and its former Board of Directors, President and Chief Executive Officer.  The lawsuits allege violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company in certain press releases and in its Annual Report on Form 10-K relating to the results stemming from the Company’s Phase 2b clinical trial for Bryostatin.  Plaintiffs seek, among other things, damages for purchasers of the Company’s securities during different periods, all of which fall between January 7, 2016 and April 28, 2017.  It is possible that additional suits will be filed, or allegations received from stockholders, with respect to similar matters and also naming the Company and/or its officers and directors as defendants.  The Company expects that that these lawsuits will be consolidated, but a consolidated complaint has yet to be filed.

The Court has not yet set a schedule for resolving these actions on the merits.  Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.  The Company and its directors and officers believe that these actions are without merit and intend to defend the lawsuits vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended June 30, 2017.

On April 1, 2017, the Company issued 4,063 shares of common stock to a third party for professional services provided to the Company. The issuance was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: August 8, 2017	By:	/s/ Susanne Wilke, Ph.D.
Susanne Wilke, Ph.D.
Chief Executive Officer

Date: August 8, 2017	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

