Form 10-Q
period 2017-09-30
Neurotrope, Inc.
filed 2017-11-03
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

205 East 42nd Street, 17th Floor

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

As of October 30, 2017, there were 7,895,859 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30	December 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,650,529	$25,773,533
Prepaid expenses	431,429	138,711

TOTAL CURRENT ASSETS	19,081,958	25,912,244

Fixed assets, net of accumulated depreciation	21,333	55,198

TOTAL ASSETS	$19,103,291	$25,967,442

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,617,686	$2,167,413
Accrued expenses	50,027	190,744
Accrued expenses - related party	-	4,609

TOTAL CURRENT LIABILITIES	1,667,713	2,362,766

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
7,895,859 shares issued and outstanding at September 30, 2017;
6,754,547 shares issued and outstanding at December 31, 2016	790	676
Additional paid-in capital	75,783,955	73,648,737
Accumulated deficit	(58,349,167)	(50,044,737)

TOTAL SHAREHOLDERS' EQUITY	17,435,578	23,604,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,103,291	$25,967,442

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

OPERATING EXPENSES:
Research and development - related party	$164,619	$764,557	$75,431	$249,999
Research and development	3,662,589	3,548,608	744,618	1,729,929
General and administrative - related party	26,918	59,500	12,500	5,500
General and administrative	3,833,962	2,581,140	1,252,962	1,058,139
Stock-based compensation - related party	100,758	134,444	33,955	46,809
Stock-based compensation	581,664	830,335	197,146	503,283

TOTAL OPERATING EXPENSES	8,370,510	7,918,584	2,316,612	3,593,659

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	(34,274)	-	-	-
Gain on settlement of lease obligation	53,599	-	-	-
Interest income	46,755	5,450	20,298	1,516

Net loss before income taxes	(8,304,430)	(7,913,134)	(2,296,314)	(3,592,143)

Provision for income taxes	-	-	-	-

Net loss	$(8,304,430)	$(7,913,134)	$(2,296,314)	$(3,592,143)

Preferred Stock dividends	-	(1,537,149)	-	(512,397)

Net loss attributable to common shareholders	$(8,304,430)	$(9,450,283)	$(2,296,314)	$(4,104,540)

PER SHARE DATA:

Basic and diluted loss per common share	$(1.08)	$(6.13)	$(0.29)	$(2.64)

Basic and diluted weighted average common shares outstanding	7,674,600	1,540,500	7,894,400	1,552,500

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2017	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

Issuance of common stock for consulting fees	12,189	1	121,644	-	121,645

Exercise of common stock warrants	1,129,092	113	1,331,152	-	1,331,265

Stock based compensation	-	-	682,422	-	682,422

Shares issued for reverse stock split rounding	31	-	-	-	-

Net loss	-	-	-	(8,304,430)	(8,304,430)

Balance September 30, 2017	7,895,859	$790	$75,783,955	$(58,349,167)	$17,435,578

 See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,304,430)	$(7,913,134)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	682,422	964,779
Consulting services paid by issuance of common stock	121,645	-
Depreciation expense	3,176	5,187
Loss on abandonment of fixed assets	34,274
Change in assets and liabilities
(Increase) Decrease in prepaid expenses	(292,718)	1,280,503
(Increase) in prepaid expenses - related party	-	(14,358)
Decrease in subscription receivable	-	2,761
(Decrease) in accrued expenses - related party	(4,609)	(36,434)
(Decrease) increase in accounts payable	(549,727)	951,302
(Decrease) Increase in accrued expenses	(140,717)	57,708
Total adjustments	(146,254)	3,211,448

Net Cash Used in Operating Activities	(8,450,684)	(4,701,686)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,585)	(2,947)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of note payable	-	(10,511)
Proceeds from exercise of common stock warrants	1,331,265	274

Net Cash Provided by (Used in) Financing Activities	1,331,265	(10,237)

NET DECREASE IN CASH	(7,123,004)	(4,714,870)

CASH AT BEGINNING OF PERIOD	25,773,533	11,230,637

CASH AT END OF PERIOD	$18,650,529	$6,515,767

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Conversion of convertible redeemable preferred stock to common stock	$-	$244,179

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

Liquidity

As of October 30, 2017, the Company had approximately $18 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next 18 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the analysis of the current Phase 2 study treating moderate to severe Alzheimer's patients, conduct other non-clinical studies, plus possibly initiate additional clinical studies in Alzheimer’s disease and Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2017 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2016 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2017, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2017 and December 31, 2016.

Loss Per Share:

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2017 and 2016, which were approximately 5.8 million and 4.9 million, respectively.

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

Stock Compensation:

The Company accounts for stock-based awards to employees in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option expense is recognized over the employee’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense.

Options awarded to purchase shares of Common Stock issued to non-employees in exchange for services are accounted for as variable awards in accordance with applicable accounting principles. Such options are revalued using the Black-Scholes option pricing model until the entire award vests.

Recent Accounting Pronouncements:

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

Note 3 – Contractual Commitments:

On September 4, 2014, the Company entered into a lease for 4,000 square feet of office space in Newark, New Jersey. The lease commenced on September 1, 2014 and was to expire on December 1, 2017 and had two (2) one-year renewal options. On May 1, 2016, the Company abandoned the lease and accrued for the remainder of the lease payments totaling approximately $136,100. The Company subsequently negotiated a settlement of amounts due, and on March 23, 2017, paid $82,500 to fully settle and satisfy its obligation to the lessor. This resulted in a gain from settlement of lease obligations of $53,599. We currently rent office space on a month-to-month basis.

Note 4 – Collaborative Agreements:

Stanford License Agreements

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

Mt. Sinai License Agreement

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the nine months ended September 30, 2017, the Company paid Mount Sinai $10,000, which represents total amounts due, for annual licensing fees.

Clinical Trial Services Agreement

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with Worldwide Clinical Trials (“WCT”), effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT provided services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, is approximately $9.5 million after giving effect to the July 27, 2016 contract amendment described below. Neurotrope BioScience paid WCT an advance payment of $200,000 upon execution of the Services Agreement.

On November 11, 2015, Neurotrope BioScience paid WCT approximately $3.1 million. The remaining payments of approximately $6.4 million (after amendment as described below) were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of September 30, 2017, the Company’s balance sheet includes a payable balance for WCT services of approximately $0.4 million with total payments remaining totaling approximately $1.0 million through the end of the Services Agreement. The Services Agreement can be terminated by the Company or WCT under certain terms, as described in the Services Agreement.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its CRE License Agreement (see Note 5 below).

CRE License Agreement

On July 27, 2016, the Company received approval of the institutional review board (“IRB”) for its amended protocol submitted on July 21, 2016 to the U.S. Food and Drug Administration (the “FDA”) relating to the Phase 2 clinical trial of the Company’s lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective was the assessment of safety and tolerability of bryostatin to occur at 13 weeks, which was not changed with this amendment. The secondary objective was to assess efficacy, also at week 13. The amendment to cut the exploratory part of the study was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. The cost savings from this amendment was approximately $2 million.

Note 5 – Related Party Transactions and Licensing / Research Agreements:

As of September 30, 2017, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding Common Stock as of September 30, 2017. Shana Phares served as Secretary/Treasurer of NRVI until June 2017.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of September 30, 2017, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

Note 6 – Common Stock:

During the nine months ended September 30, 2017, 108 holders of 1,051,371 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 1,051,371 shares of Common Stock and five holders of 77,721 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 77,721 shares of Common Stock.

During the three months ended September 30, 2017, no warrant holders exercised warrants into Common Stock.

On August 1, 2017, the Company issued 4,063 shares of common stock to a third party for professional services provided to the Company which was recorded at a value of $4.21 per share of common stock.

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

Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2017	675,812	$23.54	8.3	$-
Options granted	9,375	$15.77
Less options forfeited	(1,952)	$19.20
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at September 30, 2017	683,235	$23.45	8.3	$-
Options exercisable at September 30, 2017	481,225	$27.43	8.0	$-

During the nine months ended September 30, 2017, the Company issued 9,375 stock options with an exercise price of $15.77 to one Company board member (excluding the issuance of options to purchase 70,000 shares of common stock as noted above.) All of the stock options have a term of ten years.

As of September 30, 2017, there was approximately $2.2 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 3.1 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options.

The fair value of stock options issued for the nine months ended September 30, 2017 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Volatility 89.31%; Risk-free interest rate 2.420%; weighted average grant date fair value of $13.57 per share.

The total stock option-based compensation recorded as operating expense was $682,422 and $964,779 for the nine months ended September 30, 2017 and 2016, respectively, and was $231,101 and $550,092 for the three months ended September 30, 2017 and 2016, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 8 – Common Stock  Warrants:

The following is a summary of common stock warrant activity for the nine months ended September 30, 2017:

Number of shares
Warrants outstanding January 1, 2017	6,244,366
Warrants exercised	(1,129,092)
Warrants outstanding September 30, 2017	5,115,274

As of September 30, 2017, the Company’s warrants by exercise price were as follows: 161,440 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Contingencies

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiff filed its Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint names as defendants the Company, its Chief Executive Officer and its co-founder and President/Chief Scientific Officer.  The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company in certain press releases and in its Annual Report on Form 10-K relating to the results stemming from the Company’s Phase 2b clinical trial for bryostatin.  Plaintiffs seek, among other things, damages for purchasers of the Company’s securities between January 7, 2016 and July 18, 2017. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.

The Company and its directors and officers believe that this action is without merit and intend to defend the lawsuit vigorously.  The Company and other named defendants intend to the move the dismiss all of the claims.  The Court has set a November 21, 2017 deadline for the motions to dismiss and the motions should be fully briefed by early January 2018.

Additionally, on August 3, 2017 a derivative action was filed against the Company and all current members of the Board of Directors.  The lawsuit alleges that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of the Company’s Phase 2b clinical trials for bryostatin.  The Company and the Board of Directors have reached an agreement in principal with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  The Company filed a stipulation with the Court memorializing the agreement with Plaintiff’s counsel in October 2017.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended September 30, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this quarterly report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Following on the results of its Phase 2a clinical trial completed in March 2015, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT was to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015, completed enrollment in November 2016 and announced top-line results May 1, 2017. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but was amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints were the measurement of improvement in cognition, activities of daily living and behavior.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminated the second, exploratory, study period following the first 12 weeks of treatment. The primary objective was the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that was not changed with this amendment. The secondary objective was to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20μg or 40μg, were compared to placebo. Study subjects received a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There was no second randomization for additional treatment.

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

Further analysis of the data from this Phase 2 study is ongoing. We presented additional data in July 2017 at the Alzheimer’s Association International Conference in London, and we intend to present more data and analyses from this study. Based upon the results of this clinical trial, the Company plans to continue with additional clinical trials using bryostatin-1 to treat Alzheimer’s patients. Analysis of secondary and numerous additional exploratory endpoints are ongoing.

The total estimated budget for the services, including pass-through costs, was approximately $11.6 million before the amendment of its Phase 2 clinical study protocol as outlined above. As a result of the amendment, we believe that the total trial cost will be reduced by approximately $2 million. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days’ prior written notice. As of September 30, 2017, Neurotrope BioScience has paid WCT approximately $8.8 million for services provided.

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

Comparison of the nine months ended September 30, 2017 and September 30, 2016

The following table summarizes our results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months ended September 30,
	2017	2016	Dollar Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$164,619	$764,557	$(599,938)	(78.5)%
Research and development expenses – Other	$3,662,589	$3,548,608	$113,981	3.2%
General and administrative expenses – Related party	$26,918	$59,500	$(32,582)	(54.8)%
General and administrative expenses – Other	$3,833,962	$2,581,140	$1,252,822	48.5%
Stock based compensation expenses – Related Party	$100,758	$134,444	$(33,686)	(25.1)%
Stock based compensation expenses - Other	$581,664	$830,335	$(248,671)	(29.9)%
Other income, net	$66,080	$5,450	$60,630	1,112.5%
Net loss	$8,304,430	$7,913,134	$391,296	4.9%

Revenues

We did not generate any revenues for the nine months ended September 30, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2017 were $8,370,510 as compared to $7,918,584 for the nine months ended September 30, 2016, an increase of approximately 6%. The increase in total operating expenses is due primarily to the increases in research and development associated primarily with our ongoing Phase 2 clinical trial in AD and general and administrative expenses, partially offset by the decrease in related party research and development expenses.

Research and Development Expenses

For the nine months ended September 30, 2017, we incurred $164,619 of research and development expenses with a related party as compared to $764,557 for the nine months ended September 30, 2016. The $164,619 total incurred during the nine months ended September 30, 2017 was for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, or $750,000 plus fees associated with product testing of $14,558, for the nine months ended September 30, 2016. The fixed fees for the nine months ended September 30, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the nine month period ended September 30, 2017.

For the nine months ended September 30, 2017, we incurred $3,662,589 in research and development expenses with non-related parties as compared to $3,548,608 for the nine months ended September 30, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the nine months ended September 30, 2017, $2,930,179 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $629,497 for clinical consulting services, $63,651 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $18,000 for orphan drug development costs and $21,262 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2016, $3,410,398 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $63,671 for clinical consulting services, $16,939 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $37,600 for orphan drug development costs and $20,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $26,918 for the nine months ended September 30, 2017 as compared to $59,500 for the nine months ended September 30, 2016. The amounts for the nine months ended September 30, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the nine months ended September 30, 2016 which were attributable to the payments to our prior Chairman for services provided to us.

We incurred $3,833,962 and $2,581,140 of other general and administrative expenses for the nine months ended September 30, 2017 and 2016, respectively, an increase of approximately 49%. Of the amounts for the nine months ended September 30, 2017 as compared to the comparable 2016 period: $1,322,117 was incurred primarily for wages, vacation pay, taxes and insurance, versus $1,330,679 for the 2016 comparable period; $1,075,240 was incurred for ongoing legal expenses associated with ongoing obligations and regulatory compliance, versus $464,344 for the 2016 comparable period, $284,076 was incurred for outside operations consulting services, as we paid certain consulting fees of $168,062 to members of the Board of Directors and paid regulatory consultants, versus $96,755 for the 2016 comparable period, during which we hired a consultant to help recruit our former Chief Medical Officer; $131,982 was incurred for travel expenses, versus $82,659 for the 2016 comparable period as we increased our attendance at trade and investor conferences; $426,578 was incurred for investor relations services primarily relating to announcing top-line results of our Phase 2 clinical trial, versus $161,103 for the 2016 comparable period; $126,085 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $107,587 for the 2016 comparable period; $301,916 was incurred for insurance, with the increase primarily relating to increased coverages, versus $133,025 for the 2016 comparable period, and; $165,968 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, including expenses associated with the listing of our Common Stock on the NASDAQ Capital Market, versus $204,988 for the 2016 comparable period which included approximately $120,000 of accelerated rent expense based upon lease abandonment.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $100,758 and $134,444 for the nine months ended September 30, 2017 and 2016, respectively.

We incurred $581,664 and $830,335 of non-related party non-cash expenses for issuance of stock options for the nine months ended September 30, 2017 and 2016, respectively. The decrease for the comparable periods is attributable to accelerated vesting during the 2016 period relating to the settlement agreements with our former Chairman, Chief Executive Officer and Board member plus options grants awarded in 2017 that have not yet been approved by the shareholders.

Other Income, net

We earned $46,755 of interest income for the nine months ended September 30, 2017 as compared to $5,450 for the nine months ended September 30, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.  In addition, during the nine months ended September 30, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $8,304,430 and $9,450,283 for the nine months ended September 30, 2017 and 2016, respectively. The decreased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, and an increase in our general and administrative expenses, offset by decreases in stock-based compensation expense, our related party research and development activities and our preferred stock dividends as all of our preferred stock was converted to common stock in November 2016 in conjunction with our financing at that time. Earnings (losses) per common share were ($1.08) and ($6.13) for the nine months ended September 30, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the decrease in net loss.

The computation of diluted loss per share for the nine months ended September 30, 2017 excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock as they are anti-dilutive due to our net loss. For the nine months ended September 30, 2016, the computation excludes 4,465,150 warrants and options to purchase 302,593 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended September 30, 2017 and September 30, 2016

The following table summarizes our results of operations for the three months ended September 30, 2017 and 2016:

	Three Months ended September 30,
	2017	2016	Dollar Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$75,431	$249,999	$(174,568)	(69.8)%
Research and development expenses – Other	$744,618	$1,729,929	$(985,311)	(57.0)%
General and administrative expenses – Related Party	$12,500	$5,500	$7,000	127.3%
General and administrative expenses - Other	$1,252,962	$1,058,139	$194,823	18.4%
Stock based compensation expenses – Related Party	$33,955	$46,809	$(12,854)	(27.5)%
Stock based compensation expenses - Other	$197,146	$503,283	$(306,137)	(60.8)%
Other income, net	$20,298	$1,516	$18,782	1,238.9%
Net loss	$2,296,314	$3,592,143	$(1,295,829)	(36.1)%

Revenues

We did not generate any revenues for the three months ended September 30, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2017 were $2,316,612 as compared to $3,593,659 for the three months ended September 30, 2016, a decrease of approximately 36%. The decrease in operating expenses is primarily attributable to the significant decreases in research and development associated primarily with our ongoing Phase 2 clinical trial in AD as the trial winds down, the decrease in related party research and development expenses and the decrease in total stock-based compensation expenses, partially offset by the increase in general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2017, we incurred $75,431 of research and development expenses with a related party as compared to $249,999 for the three months ended September 30, 2016. The amounts incurred during the three months ended September 30, 2017 was for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, or $250,000. The fixed fees for the three months ended September 30, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the three month period ended September 30, 2017.

For the three months ended September 30, 2017, we incurred $744,618 in research and development expenses with non-related parties as compared to $1,729,929 for the three months ended September 30, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended September 30, 2017, $330,878 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $378,279 for clinical consulting services, $23,462 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2016, $1,682,603 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $30,304 for clinical consulting services, $3,022 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $8,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended September 30, 2017 as compared to $5,500 for the three months ended September 30, 2016. The amounts for the three months ended September 30, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the quarter ended September 30, 2016 which were attributable to the payments to our prior Chairman for services provided to us which ended during this quarter.

We incurred $1,252,962 and $1,058,139 of other general and administrative expenses for the three months ended September 30, 2017 and 2016, respectively, an increase of approximately 18%. Of the amounts for the three months ended September 30, 2017 as compared to the comparable 2016 period: $446,773 was incurred primarily for wages, vacation pay, taxes and insurance, versus $606,802 for the 2016 comparable period; $293,809 was incurred for ongoing legal expenses associated with ongoing obligations and litigation, and regulatory compliance, versus $252,781 for the 2016 comparable period, $88,600 was incurred for outside operations consulting services, as we paid certain consulting fees of $78,750 to affiliates of members of the Board of Directors and paid regulatory consultants, versus $44,755 for the 2016 comparable period; $38,490 was incurred for travel expenses, versus $26,072 for the 2016 comparable period; $206,067 was incurred for investor relations services primarily relating to announcing top-line results of our Phase 2 clinical trial, versus $49,230 for the 2016 comparable period; $23,330 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $23,475 for the 2016 comparable period; $123,443 was incurred for insurance, with the increase primarily relating to increased coverages, versus $47,744 for the 2016 comparable period, and; $32,450 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, versus $7,280 for the 2016 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $33,955 and $46,809 for the three months ended September 30, 2017 and 2016, respectively.

We incurred $197,146 and $503,283 of non-related party non-cash expenses for issuance of stock options for the three months ended September 30, 2017 and 2016, respectively. The decrease for the comparable periods is attributable to accelerated vesting during the 2016 period relating to the settlement agreements with our former Chairman, Chief Executive Officer and Board member.

Other Income (Expense)

We earned $20,298 of interest income for the three months ended September 30, 2017 as compared to $1,516 for the three months ended September 30, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.

Net loss and loss per share

We incurred losses of $2,296,314 and $3,592,143 for the three months ended September 30, 2017 and 2016, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial, a decrease in stock-based compensation expense and a decrease in our preferred stock dividends as all of our preferred stock was converted to common stock in November 2016 in conjunction with our financing at that time, offset by an increase in our general and administrative expenses. Earnings (losses) per common share were ($0.29) and ($2.64) for the three months ended September 30, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding partially offset by the decrease in net loss.

The computation of diluted loss per share for the three months ended September 30, 2017 excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended September 30, 2016, the computation excludes 4,465,150 warrants and options to purchase 302,593 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2017, we had an accumulated deficit of $58,349,167 and had working capital of $17,414,245 as compared to working capital of $23,549,478 as of December 31, 2016. The $6,135,233 decrease in working capital was primarily attributable to net proceeds from the exercise of warrants totaling $1,331,265, offset by expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense and loss from abandonment of fixed assets, of $8,304,430 plus capital expenditures of $3,585 for the nine months ended September 30, 2017.

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

	Nine Months ended September 30,
	2017	2016
Cash used in operating activities	$(8,450,684)	$(4,701,686)
Cash used in investing activities	(3,585)	(2,947)
Cash provided by (used in) financing activities	1,331,265	(10,237)

Net Cash Used in Operating Activities

Cash used in operating activities was $8,450,684 for the nine months ended September 30, 2017, compared to $4,701,686 for the nine months ended September 30, 2016. The $3,748,998 increase primarily resulted from the increase in funding prepaid expenses, payments of accounts payable and accrued expenses and the increased net loss for the nine months ended September 30, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,585 for the nine months ended September 30, 2017 compared to $2,947 for the nine months ended September 30, 2016. The cash used in investing activities was the result of capital expenditures.

Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $1,331,265 for the nine months ended September 30, 2017 compared to net cash used in financing activities of $10,237 for the nine months ended September 30, 2016. The cash provided by financing activities during both periods was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our private placements offset by use of cash for repayments of notes payable for the nine months ended September 30, 2016.

As of Octoberber 30, 2017, we have paid WCT approximately $8.8 million relating to our Phase 2 clinical trial. We estimate that we will incur an additional approximately $1.0 million to complete this trial.

As of October 30, 2017, we had approximately $18 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements for at least the next 18 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the potential initiation of an open label extension study treating patients enrolled in the current Phase 2 study. We also plan to possibly initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Off Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii)) of Regulation S-K as of September 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to the material weaknesses resulting from a limited segregation of duties among our employees with respect to our control activities and ineffective controls over period end financial disclosure and reporting process. These deficiencies are the result of our limited number of employees and may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiff filed its Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint names as defendants the Company, its Chief Executive Officer and its co-founder and President/Chief Scientific Officer.  The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company in certain press releases and in its Annual Report on Form 10-K relating to the results stemming from the Company’s Phase 2b clinical trial for bryostatin.  Plaintiffs seek, among other things, damages for purchasers of the Company’s securities between January 7, 2016 and July 18, 2017. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.

The Company and its directors and officers believe that this action is without merit and intend to defend the lawsuit vigorously.  The Company and other named defendants intend to the move the dismiss all of the claims.  The Court has set a November 21, 2017 deadline for the motions to dismiss and the motions should be fully briefed by early January 2018.

Additionally, on August 3, 2017 a derivative action was filed against the Company and all current members of the Board of Directors.  The lawsuit alleges that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of the Company’s Phase 2b clinical trials for bryostatin.  The Company and the Board of Directors have reached an agreement in principal with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  The Company filed a stipulation with the Court memorializing the agreement with Plaintiff’s counsel in October 2017.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended September 30, 2017.

On August 1, 2017, the Company issued 4,063 shares of common stock to a third party for professional services provided to the Company. The issuance was exempt from registration under the Securities Act of 1933, as amended, under Section 4(a)(2) thereof as not involving any public offering of securities.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: November 3, 2017	By:	/s/ Susanne Wilke, Ph.D.
Susanne Wilke, Ph.D.
Chief Executive Officer

Date: November 3, 2017	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

