Form 10-K
period 2017-12-31
Neurotrope, Inc.
filed 2018-03-06
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED - DECEMBER 31, 2017

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada
(State or Other Jurisdiction of	46-3522381
Incorporation or Organization)	(I.R.S. Employer Identification No.)

205 East 42nd Street – 17th Floor
New York, New York	10017
(Address of Principal Executive Offices)	(Zip Code)

973-242-0005
(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.0001 Par Value Per Share	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Exchange Act: None.

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $69,344,111.

As of February 28, 2018, the registrant had 7,907,527 shares of common stock outstanding.

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

PART I

Item 1. Business.

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (“Neurotrope”), and its subsidiary Neurotrope Bioscience, a Delaware corporation (“Neurotrope BioScience”).

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also developing bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X and Niemann-Pick Type C, which are in pre-clinical testing.  Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products.  Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed originally by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through Neurotrope BioScience in collaboration with CRE.

According to the Alzheimer’s Association, an estimated 47 million people worldwide had AD or another form of dementia, in 2017. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is old age. In developing countries, where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the U.S., an estimated 5.5 million people were estimated to have AD in 2017, and over 96% of these people were older than 65 years of age.

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

CRE conducted an expanded access program, formerly known as compassionate use, of bryostatin-1 in patients with advanced AD. Five patients were treated, four of which were treated under an Investigational New Drug Application (“IND”), cleared by the U.S. Food and Drug Administration (the “FDA”). The IND was initially held by CRE and was transferred to Neurotrope on February 4, 2015. One of these patients, who had familial AD, died, but the death was not drug-related. Treatment of another one of these patients concluded after almost one year on the protocol. We have provided limited funding, study drug, and personnel support under the terms of our agreement with CRE for the expansion of our clinical effort in AD during the 2017 timeframe.

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A total of 147 patients were enrolled into the study; 135 patients in the mITT population and 113 in the Completer population. This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 20 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < 016), and the mITT population showed a net improvement of 3.0 (p< ,056).Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (ADCS-ADL-SIV) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104, for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, indicated that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

The safety profile of bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (TEAEs) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a more complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a post-hoc analysis of a comprehensive data set from our recent Phase 2 trial in patients with advanced Alzheimer’s disease (AD) found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. In addition, patients who did not receive memantine, an approved AD treatment, as background therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, rather than only alleviate its symptoms.

The comprehensive follow-on analysis found that patients in the 20 μg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole.

The follow-on analysis of the data evaluated SIB scores of patients at 15 weeks, 30 days after all dosing had been completed – a pre-specified exploratory endpoint. For the 20 μg group, patients in the mITT population (n=34) showed an overall improvement compared to controls (n=33) of 3.59 (p=0.0503) and in the Completers population (n=34) showed an overall improvement compared to controls (n=33) of 4.09 (p=0.0293). In summary, patients on the 20 μg dose showed a persistent SIB improvement 30 days after all dosing had been completed. These p-values and those below are one-tailed.

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept vs. patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. Post-hoc analysis comparing SIB scores in non-memantine versus memantine patients found the following:

•	At week 15, non-memantine patients in the mITT Group treated with 20 μg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment Δ of 5.93 from baseline (p=0.0576).

•	At week 15, non-memantine patients in the Completers Group treated with 20 μg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment Δ of 6.36 from baseline (p=0.0488).

•	Patients taking memantine as background therapy in the 20 μg (n=20) and control (n=22) groups showed no improvement in SIB scores.

Memantine, an NMDA receptor antagonist, is marketed under the brand names Namenda®, Namenda® XR, and Namzaric® (a combination of memantine and donepezil) for the treatment of dementia in patients with moderate-to-severe AD. It has been shown to delay cognitive decline and help reduce disease symptoms.

Neurotrope is planning a replication trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We are in discussions with investigators at leading academic institutions to collaborate on the design and conduct of the next trial, which is expected to begin in the first half of 2018.

To the extent resources permit, we intend to pursue development of selected technology platforms with indications – such as Fragile X disease - related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology and / or technologies available from third party licensors or collaborators.

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

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 47 million people worldwide had AD, or other forms of dementia, in 2017. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2017, 5.5 million people are estimated to have AD, and approximately 96% of these people are older than 65 years of age.

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

We believe the markets for drugs or therapies to treat the underlying pathology of AD exist largely, but not exclusively, in the developed world and principally comprise the North American, European and Japanese markets. The aggregate AD market is subdivided into four distinct segments, which are shown in Figure 2, as are the compounded annual growth rates (“CAGRs”) for these segments over the 2013-2023 timeframe.

Sales of the major drug therapies available only by prescription are reported and projected in Figure 2. These drugs are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2013 in excess of approximately $5 billion, according to GlobalData, Pharma eTrack.

Figure 2. Global Market for AD Therapeutics ($, billions): 2013-20232

Region	2013	2023	10 Year CAGR% 2013-23
US	2.4	7.6	12.2
European Union (5)	0.6	1.1	6.3
Japan	1.2	2.1	5.7
China and India	0.9	1.3	3.7
Total	5.1	12.1	9.2

The “Therapeutics for Treatment of Symptoms” category cited in Figure 2 represents drugs from other classes that are being used to temporarily treat some of the symptoms of AD.2

Neurotrope’s Proposed Products

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

2 GlobalData, Pharma eTrack [Accessed October 25, 2014].

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.3

In contrast, we believe that our data from various preclinical animal models and compassionate use trials demonstrates that activation of PKCε in central nervous system neurons improves neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

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

Figure 3. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

3 NEJM.org: The New England Journal of Medicine, March 15, 2013, page 1: Drug Development of Early AD, N. Kozauer, M.D., and Russell Katz, M.D.

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

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKCε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKCε and the reciprocal increase of soluble amyloid.4

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) as compared to synapses rejuvenated by the application of bryostatin. Treatment with bryostatin, through PKCε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

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

4 Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

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

Figure 5. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCε5

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

5 Trends in Biochemical Sciences V. 34, #3, p.136. T.J. Nelson et al, “Neuroprotective versus Tumorigenic protein kinase C activators.”

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

Services Agreement

On October 9, 2015, Neurotrope BioScience, our wholly-owned subsidiary, executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT agreed to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015, completed enrollment in November 2016 and announced top-line results in May 2017 as described in this report.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminates the second, exploratory, study period following the first 12 weeks of treatment. The primary objective is the assessment of safety and tolerability of bryostatin to occur at 13 weeks, which has not been changed with this amendment. The secondary objective is to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20 μg or 40 μg, were compared to placebo. Study subjects receive a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There will be no second randomization for additional treatment. Subjects who have already entered into the second study period will be discontinued and evaluated 30 days following last treatment for their final study visit.

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A total of 147 patients were enrolled into the study; 135 patients in the mITT population and 113 in the Completer population. This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 24 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < 016), and the mITT population showed a net improvement of 3.0 (p< ,056).Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (ADCS-ADL-SIV) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104, for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, indicated that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

The safety profile of bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (TEAEs) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a more complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a post-hoc analysis of a comprehensive data set from our recent Phase 2 trial in patients with advanced Alzheimer’s disease (AD) found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. In addition, patients who did not receive memantine, an approved AD treatment, as background therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, rather than only alleviate its symptoms.

The comprehensive follow-on analysis found that patients in the 20 μg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole.

The follow-on analysis of the data evaluated SIB scores of patients at 15 weeks, 30 days after all dosing had been completed – a pre-specified exploratory endpoint. For the 20 μg group, patients in the mITT population (n=34) showed an overall improvement compared to controls (n=33) of 3.59 (p=0.0503) and in the Completers population (n=34) showed an overall improvement compared to controls (n=33) of 4.09 (p=0.0293). In summary, patients on the 20 μg dose showed a persistent SIB improvement 30 days after all dosing had been completed. These p-values and those below are one-tailed.

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept vs. patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. Post-hoc analysis comparing SIB scores in non-memantine versus memantine patients found the following:

•	At week 15, non-memantine patients in the mITT Group treated with 20 μg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment Δ of 5.93 from baseline (p=0.0576).

•	At week 15, non-memantine patients in the Completers Group treated with 20 μg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment Δ of 6.36 from baseline (p=0.0488).

•	Patients taking memantine as background therapy in the 20 μg (n=20) and control (n=22) groups showed no improvement in SIB scores.

Memantine, an NMDA receptor antagonist, is marketed under the brand names Namenda®, Namenda® XR, and Namzaric® (a combination of memantine and donepezil) for the treatment of dementia in patients with moderate-to-severe AD. It has been shown to delay cognitive decline and help reduce disease symptoms.

Neurotrope is planning a replication trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We are in discussions with investigators at leading academic institutions to collaborate on the design and conduct of the next trial, which is expected to begin in the first half of 2018.

To the extent resources permit, we intend to pursue development of selected technology platforms with indications – such as Fragile X disease - related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology and / or technologies available from third party licensors or collaborators.

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

Additional Intellectual Property

We have a granted U.S. Patent (US 9,724,328 B2) directed to treating lipid storage disorders (e.g., Niemann-Pick Type C disease) with naturally occurring bryostatins and analogs thereof, i.e., “bryologs.” This patent will expire no earlier than April 14, 2035. Foreign counterpart applications of this granted patent are pending in Canada, China, Europe, Hong Kong, Israel, Japan, Mexico, and Korea. Each of these applications, if granted as a patent, would also expire no earlier than April 14, 2035.

We also have an international application (PCT/US17/31144) directed to activating a synaptic growth factor in a patient suffering from Rett Syndrome with a PKC activator (e.g., bryostatins, bryologs, PUFA, and others), wherein the activation results in a corrective and/or normalizing effect on brain development and an increase in the protein levels of synaptic growth factors. National phase entry applications filed from this international application, if granted as a patent, would expire no earlier than May 4, 2037.

Governmental Regulation and Product Approval

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

United States Regulation of Drugs

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. Before any drug product can be marketed in the United States, it must receive approval from the FDA. To receive this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. This extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

In general, before any new pharmaceutical product can be marketed in the United States, the process typically required by the FDA includes:

•	preclinical laboratory and animal tests in compliance with the FDA’s good laboratory practice, or GLP, regulations;

•	submission of an IND, which must become effective before human clinical trials may begin;

•	approval by an independent institutional review board, or IRB, representing each clinical site before each clinical trial may be initiated;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the proposed drug for its intended use, conducted in accordance with good clinical practices, or GCP;

•	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;

•	preparation and submission to the FDA of a new drug application, or NDA, requesting marketing for one or more proposed indications;

•	review by an FDA advisory committee, where appropriate or if applicable;

•	Payment of user fees and securing FDA approval of an NDA or an NDA supplement (for subsequent indications or other modifications, including a change in location of the manufacturing facility); and

•	compliance with any post-approval requirements, including the potential requirement to implement a Risk Evaluation and Mitigation Strategy, or REMS, and the potential requirement to conduct post-approval studies.

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable current good manufacturing practice requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Furthermore, an independent institutional review board for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center. An IRB must operate in compliance with FDA regulations.

Clinical Trials

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate statistically the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on their ClinicalTrials.gov website.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA, the sponsor or the data monitoring committee may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.3 million, and the sponsor of an approved NDA is subject to annual product and establishment user fees, currently exceeding $114,000 per product and $585,000 per establishment. These fees typically increase annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is or will be manufactured. These pre-approval inspections may cover all facilities associated with an NDA submission, including drug component manufacturing (e.g., active pharmaceutical ingredients), finished drug product manufacturing and control testing laboratories. The FDA will not approve an application unless it determines that the manufacturing processes and facilities comply with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP.

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and using of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

The FDA is required to refer an application for a novel drug to an advisory committee or explain why such referral was not made. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

Orphan Drug Designation and Exclusivity

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

Fast Track, Breakthrough Therapy and Priority Review Designations

The FDA is authorized to designate certain products for expedited review if the product is intended to address an unmet medical need in the treatment of a serious or life-threatening disease or condition. These programs are fast track designation, breakthrough therapy designation and priority review designation.

Specifically, the FDA may designate a product for fast track review if the product is intended, whether alone or in combination with one or more other products, for the treatment of a serious or life-threatening disease or condition, and it demonstrates the potential to address unmet medical needs for such a disease or condition. For fast track products, sponsors may have greater interactions with the FDA and the FDA may initiate review of sections of a fast track product’s application before the application is complete. This rolling review may be available if the FDA determines, after preliminary evaluation of clinical data submitted by the sponsor, that a fast track product may be effective. The sponsor must also provide, and the FDA must approve, a schedule for the submission of the remaining information and the sponsor must pay applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the application is submitted. In addition, the FDA may withdraw the fast track designation if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Second, in 2012, Congress enacted the Food and Drug Administration Safety and Innovation Act, or FDASIA. This law established a new regulatory scheme allowing for expedited review of products designated as “breakthrough therapies.” A product may be designated as a breakthrough therapy if it is intended, either alone or in combination with one or more other products, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA may take certain actions with respect to breakthrough therapies, including holding meetings with the sponsor throughout the development process; providing timely advice to the product sponsor regarding development and approval; involving more senior staff in the review process; assigning a cross-disciplinary project lead for the review team; and taking other steps to design the clinical trials in an efficient manner.

Third, the FDA may designate a product for priority review if it is a product designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months.

Accelerated Approval Pathway

The FDA may grant accelerated approval to a product for a serious or life-threatening condition that provides meaningful therapeutic advantage to patients over existing treatments based upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit. The FDA may also grant accelerated approval for such a condition when the product has an effect on an intermediate clinical endpoint that can be measured earlier than an effect on irreversible morbidity or mortality, or IMM, and that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity or prevalence of the condition and the availability or lack of alternative treatments. Products granted accelerated approval must meet the same statutory standards for safety and effectiveness as those granted traditional approval.

For the purposes of accelerated approval, a surrogate endpoint is a marker, such as a laboratory measurement, radiographic image, physical sign or other measure that is thought to predict clinical benefit, but is not itself a measure of clinical benefit. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. An intermediate clinical endpoint is a measurement of a therapeutic effect that is considered reasonably likely to predict the clinical benefit of a product, such as an effect on IMM. The FDA has limited experience with accelerated approvals based on intermediate clinical endpoints, but has indicated that such endpoints generally may support accelerated approval where the therapeutic effect measured by the endpoint is not itself a clinical benefit and basis for traditional approval, if there is a basis for concluding that the therapeutic effect is reasonably likely to predict the ultimate clinical benefit of a product.

The accelerated approval pathway is most often used in settings in which the course of a disease is long and an extended period of time is required to measure the intended clinical benefit of a product, even if the effect on the surrogate or intermediate clinical endpoint occurs rapidly. Thus, accelerated approval has been used extensively in the development and approval of products for treatment of a variety of cancers in which the goal of therapy is generally to improve survival or decrease morbidity and the duration of the typical disease course requires lengthy and sometimes large trials to demonstrate a clinical or survival benefit.

The accelerated approval pathway is usually contingent on a sponsor’s agreement to conduct, in a diligent manner, additional post-approval confirmatory studies to verify and describe the product’s clinical benefit. As a result, a product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the product from the market on an expedited basis. All promotional materials for product candidates approved under accelerated regulations are subject to prior review by the FDA.

The FDA’s Decision on an NDA

Based on the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of an NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications with clinical data.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies, and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon the sponsor and any third-party manufacturers that the sponsor may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs may be promoted only for the approved indications and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses, and a company found to have improperly promoted off-label uses may be subject to significant liability.

In addition, the distribution of prescription pharmaceutical products is subject to the Prescription Drug Marketing Act, or PDMA, and its implementing regulations, as well as the Drug Supply Chain Security Act, or DSCA, which regulate the distribution and tracing of prescription drugs and prescription drug samples at the federal level, and set minimum standards for the regulation of drug distributors by the states. The PDMA, its implementing regulations and state laws limit the distribution of prescription pharmaceutical product samples, and the DSCA imposes requirements to ensure accountability in distribution and to identify and remove counterfeit and other illegitimate products from the market.

Patent Term Restoration and Extension

A patent claiming a new drug product may be eligible for a limited patent term extension, also known as patent term restoration, under the Hatch-Waxman Act, which permits a patent restoration of up to five years for patent term lost during product development and the FDA regulatory review. Patent term extension is generally available only for drug products whose active ingredient has not previously been approved by the FDA. The restoration period granted is typically one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the ultimate approval date. Patent term extension cannot be used to extend the remaining term of a patent past a total of 14 years from the product’s approval date. Only one patent applicable to an approved drug product is eligible for the extension, and the application for the extension must be submitted prior to the expiration of the patent in question. A patent that covers multiple drugs for which approval is sought can only be extended in connection with one of the approvals. The United States PTO reviews and approves the application for any patent term extension in consultation with the FDA.

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

In addition, once our products are marketed commercially, we will have to comply with the various laws relating to the Medicare, Medicaid and other federal healthcare programs. These federal laws include, by way of example, the following:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including, among other things, the payment or receipt of remuneration for the referral of patients whose care or services will be paid by Medicare or other governmental programs;

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•	The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts;

•	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal health care programs to report certain payments and items of value given to physicians and teaching hospitals; and

•	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers

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

Some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures. State and foreign laws also govern the privacy and security of health information in some circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of December 31, 2017, we had approximately $16.1 million of available cash and cash equivalents. While we anticipate our current cash resources on hand will be sufficient to sustain operations and a follow-on clinical trial for the next approximately 18 months, we do not have sufficient capital to complete all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate bringing a product to market. We raised approximately $24.5 million of gross proceeds in the November 2016 Private Placement. We are currently reviewing our current operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

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

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. In January 2018, we reported the post-hoc analysis of data from the Phase 2 clinical trial.  Further analyses of the Phase 2 data may lead to different interpretations of the data than the analyses conducted to date and/or may identify important implications of the Phase 2 data that are not currently known.  Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the Phase 2 data.  There can be no assurance that the clinical program for bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

As of December 31, 2017, we had aggregate federal and state net operating loss carryforwards of approximately $42.8 million, which begin to expire in fiscal 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of historical transactions, future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Our business and operations would suffer in the event of computer system failures.

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of bryostatin could be delayed

Consolidation in the pharmaceutical industry could materially affect our ability to operate as an independent entity.

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

There is currently a limited public market for shares of our common stock, and an active trading market may not continue to develop or be maintained. Our common stock has been listed on The Nasdaq Capital Market since March 29, 2017 and was quoted on the OTC Market prior to such time. The average daily trading volume in our common stock was approximately 40,000 shares during the 90-day period ended February 28, 2018. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell shares without depressing the market price for the shares, or at all.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition. Since May 17, 2017, there have been two purported class action lawsuits and a shareholder derivative suit commenced against us. While we believe we have substantial legal and factual defenses to these claims in these lawsuits and we will vigorously defend the lawsuits, the outcome of litigation is difficult to predict and quantify, and the defense against such claims or actions can be costly and divert management resources. In connection with these lawsuits, we could incur substantial costs and such costs and any related settlements or judgments may not be covered in full by insurance.

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

Our principal executive offices are currently located at 205 East 42nd St - 17th Floor, New York NY 10017, for which there is no lease or rent.

Item 3.	Legal Proceedings.

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiffs filed their Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint names as defendants us, our former Chief Executive Officer and our co-founder and President/Chief Scientific Officer.  The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by us in certain press releases and in our Annual Report on Form 10-K relating to the results stemming from our Phase 2 clinical trial for bryostatin.  Plaintiffs seek, among other things, damages for purchasers of our securities between January 7, 2016 and July 18, 2017. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.

We and our directors and officers believe that this action is without merit and intend to defend the lawsuit vigorously.  On November 21, 2017 we and the other named defendants filed a motion to dismiss all of the claims.  The motion to dismiss is now fully briefed and we await a decision from the Court.

Additionally, on August 3, 2017 a derivative action was filed against us and all members of the Board of Directors at that time.  The lawsuit alleges that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of our Phase 2 clinical trials for bryostatin.  We and the Board of Directors reached an agreement with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  We filed a stipulation with the Court memorializing the agreement with Plaintiff’s counsel in October 2017.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has traded on The Nasdaq Capital Market under the symbol “NTRP” since March 29, 2017. Prior to that time, our common stock traded on the OTC Market under the symbol “NTRP.” On February 28, 2018, the last reported sale price for our common stock was $8.67 per share.

As of February 28, 2018, we had 7,907,527, shares of our common stock issued and outstanding held by approximately 256 stockholders of record. To date, we have not paid dividends on our common stock.

As of February 28, 2018, we also had the following securities outstanding:

•	Series A Warrants to purchase 49,449 shares of our common stock at an exercise price of $0.32 per share, with an expiration date five years from the date of issuance.

•	Series C Warrants to purchase 78,616 shares of our common stock at an exercise price of $0.32 per share, with an expiration date of five years from the date of issuance.

•	Series E Warrants, which are contingent upon the exercise of the Series C Warrants, to purchase 819,914 shares of our common stock at an exercise price of $32.00 per share, with an expiration date that is five years from the date of the initial exercise of the Series C Warrants.

•	Series F Warrants to purchase 3,751,033 shares of our common stock at an exercise price of $12.80 per share, with an expiration date five years from the date of issuance.

•	Placement agent warrants to purchase 21,707 shares of our common stock at an exercise price of $0.32 per share.

•	Placement agent warrants to purchase 382,887 shares of our common stock at an exercise price of $6.40 per share.

The following table sets forth the high and low closing bid prices for our common stock for the fiscal quarter indicated, as reported on The Nasdaq Capital Market beginning on March 29, 2017 and on the OTC Market prior to March 29, 2017. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our common stock has historically been very thinly traded and, thus, pricing of our common stock on the OTC Market does not necessarily represent its fair market value. All prices have been retroactively adjusted to reflect the 1-for-32 reverse stock split that was effected on January 11, 2017, but do not account for any fractional shares.

Period	High	Low
Quarter ended March 31, 2016	18.88	11.52
Quarter ended June 30, 2016	19.20	11.68
Quarter ended September 30, 2016	17.28	9.92
Quarter ended December 31, 2016	19.20	7.20
Quarter ended March 31, 2017	28.60	7.00
Quarter ended June 30, 2017	20.65	6.03
Quarter ended September 30, 2017	9.76	3.45
Quarter ending December 31, 2017	8.46	3.99

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

Basis of Presentation

The audited financial statements for the fiscal years ended December 31, 2017 and 2016 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Following on the results of its first Phase 2 clinical trial completed in March 2015, on October 9, 2015, Neurotrope BioScience executed a Services Agreement with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The Services Agreement relates to services for Neurotrope BioScience’s second Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT was to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015, completed enrollment in November 2016, announced top-line results May 1, 2017 and announced additional data analyses on January 5, 2018. This trial was designed to administer dosing of bryostatin for up to six months for moderately severe to severe AD patients but was amended to administer dosing of bryostatin for up to three months (see details of the amendment below). Among the trial’s endpoints were the measurement of improvement in cognition, activities of daily living and behavior.

On July 27, 2016, we received approval of the institutional review board (“IRB”) for our amended protocol submitted on July 21, 2016 to the FDA relating to the Phase 2 clinical trial of our lead drug candidate, bryostatin-1, for the treatment of advanced AD, which amended protocol eliminated the second, exploratory, study period following the first 12 weeks of treatment. The primary objective was the assessment of safety and tolerability of bryostatin to occur at 13 weeks and that was not changed with this amendment. The secondary objective was to assess efficacy, also at week 13. Such amendment, to cut the exploratory part of the study, was made for business reasons in order to provide earlier completion of the study and for the planning of future studies. The changes to the study design were not due to any safety concerns. In the study, two doses of bryostatin, 20 μg or 40 μg, were compared to placebo. Study subjects received a total of 7 doses of the study drug over 12 weeks of treatment, followed by safety and efficacy assessments at week 13 and a final study visit at week 16. There was no second randomization for additional treatment.

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A total of 147 patients were enrolled into the study; 135 patients in the mITT population and 113 in the Completer population. This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 24 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < 016), and the mITT population showed a net improvement of 3.0 (p< ,056).Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (ADCS-ADL-SIV) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104, for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, indicated that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

The safety profile of bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (TEAEs) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a more complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a post-hoc analysis of a comprehensive data set from our recent Phase 2 trial in patients with advanced Alzheimer’s disease (AD) found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. In addition, patients who did not receive memantine, an approved AD treatment, as background therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, rather than only alleviate its symptoms.

The comprehensive follow-on analysis found that patients in the 20 μg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole.

The follow-on analysis of the data evaluated SIB scores of patients at 15 weeks, 30 days after all dosing had been completed – a pre-specified exploratory endpoint. For the 20 μg group, patients in the mITT population (n=34) showed an overall improvement compared to controls (n=33) of 3.59 (p=0.0503) and in the Completers population (n=34) showed an overall improvement compared to controls (n=33) of 4.09 (p=0.0293). In summary, patients on the 20 μg dose showed a persistent SIB improvement 30 days after all dosing had been completed. These p-values and those below are one-tailed.

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept vs. patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. Post-hoc analysis comparing SIB scores in non-memantine versus memantine patients found the following:

•	At week 15, non-memantine patients in the mITT Group treated with 20 μg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment Δ of 5.93 from baseline (p=0.0576).

•	At week 15, non-memantine patients in the Completers Group treated with 20 μg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment Δ of 6.36 from baseline (p=0.0488).

•	Patients taking memantine as background therapy in the 20 μg (n=20) and control (n=22) groups showed no improvement in SIB scores.

Memantine, an NMDA receptor antagonist, is marketed under the brand names Namenda®, Namenda® XR, and Namzaric® (a combination of memantine and donepezil) for the treatment of dementia in patients with moderate-to-severe AD. It has been shown to delay cognitive decline and help reduce disease symptoms.

Neurotrope is planning a replication trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We are in discussions with investigators at leading academic institutions to collaborate on the design and conduct of the next trial, which is expected to begin in the first half of 2018.

To the extent resources permit, we intend to pursue development of selected technology platforms with indications – such as Fragile X disease - related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology and / or technologies available from third party licensors or collaborators.

Strategy

Our strategy is to efficiently utilize our licensed proprietary and patented technologies to further the development of those technologies toward commercializing a therapeutic for AD and potentially utilize these technologies to treat other neurological diseases. We may also seek to acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy including partnering with companies that have expertise in certain therapeutic areas. In addition, we are evaluating our options to utilize technologies licensed from CRE and Mount Sinai in order to pursue therapeutics for orphan drug indications, including Fragile X Syndrome and Niemann-Pick Type C disease.

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

Comparison of the year ended December 31, 2017 and December 31, 2016

The following table summarizes our results of operations for the years ended December 31, 2017 and 2016:

	Years ended December 31,		Dollar
	2017	2016	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$214,619	$1,028,915	$(814,296)	(79.1)%
Research and development expenses – Other	$4,548,835	$5,603,989	$(1,055,154)	(18.8)%
General and administrative expenses – Related party	$39,417	$59,500	$(20,083)	(33.8)%
General and administrative expenses – Other	$5,455,683	$3,435,707	$2,019,976	58.8%
Stock based compensation expenses – Related Party	$155,320	$752,695	$(597,375)	(79.4)%
Stock based compensation expenses - Other	$2,288,123	$2,051,832	$236,291	11.5%
Other income, net	$86,927	$8,436	$78,491	930.4%
Net loss	$12,615,070	$12,924,202	$(309,132)	(2.4)%

Revenues

We did not generate any revenues for the years ended December 31, 2017 and 2016.

Operating Expenses

Overview

Total operating expenses for the years ended December 31, 2017 were $12,701,997 as compared to $12,932,638 for the year ended December 31, 2016, a decrease of approximately 2%. The decrease in total operating expenses is due primarily to the decrease in research and development associated primarily with completing our Phase 2 clinical trial in AD, the decrease in related party research and development expenses and the decrease in stock-based compensation expenses, offset by an increase in our general and administrative expenses

Research and Development Expenses

For the year ended December 31, 2017, we incurred $214,619 of research and development expenses with a related party as compared to $1,028,915 for the year ended December 31, 2016. The $214,619 total incurred during the year ended December 31, 2017 was for patent maintenance expenses, as compared to the pro rata portion of an annual $1,000,000 fixed fee, plus fees associated with product testing of $28,915, for the year ended December 31, 2016. The fixed fees for the year ended December 31, 2016 were incurred pursuant to our strategic alliance with CRE for ongoing research and development principally relating to the development of our potential therapeutic products. The change in monthly expense is pursuant to the November 2015 SOW, which covered product development activities and maintenance of the licensed patent portfolio through December 31, 2016. No such agreement was in place during the year ended December 31, 2017.

For the year ended December 31, 2017, we incurred $4,548,835 in research and development expenses with non-related parties as compared to $5,603,989 for the year ended December 31, 2016. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically conducting the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the year ended December 31, 2017, $3,460,203 related to conducting our AD Phase 2 clinical trial and related storage of drug product, $957,047 for clinical consulting services, $86,324 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements, $18,000 for orphan drug development costs and $27,261 for development of alternative drug supply with Stanford University as compared to, for the year ended December 31, 2016, $5,364,217 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $140,383 for clinical consulting services, $21,989 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $53,400 for orphan drug development costs and $24,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $39,417 for the year ended December 31, 2017 as compared to $59,500 for the year ended December 31, 2016. The amounts for the year ended December 31, 2017 are attributable to fees paid to members of the Board of Directors versus the amounts for the year ended December 31, 2016 which were attributable to the payments to our prior Chairman for services provided to us.

We incurred $5,455,683 and $3,435,707 of other general and administrative expenses for the years ended December 31, 2017 and 2016, respectively, an increase of approximately 59%. Of the amounts for the year ended December 31, 2017 as compared to the comparable 2016 period: $2,020,589 was incurred primarily for wages, vacation pay, taxes and insurance, versus $1,732,764 for the 2016 comparable period; $1,533,899 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $636,526 for the 2016 comparable period, $463,325 was incurred for outside operations consulting services, as we paid certain consulting fees of $234,312 to members of the Board of Directors and paid regulatory and recruiting consultants, versus $74,230 for the 2016 comparable period, during which we hired a consultant to help recruit our former Chief Medical Officer; $165,925 was incurred for travel expenses, versus $119,214 for the 2016 comparable period as we increased our attendance at trade and investor conferences; $498,570 was incurred for investor relations services primarily relating to announcing top-line results of our Phase 2 clinical trial, versus $264,353 for the 2016 comparable period; $153,105 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $138,696 for the 2016 comparable period; $408,924 was incurred for insurance, with the increase primarily relating to increased coverages, versus $199,803 for the 2016 comparable period, and; $211,326 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other, including expenses associated with the listing of our Common Stock on the NASDAQ Capital Market, versus $270,121 for the 2016 comparable period which included approximately $120,000 of accelerated rent expense based upon lease abandonment.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $155,320 and $752,695 for the year ended December 31, 2017 and 2016, respectively. The decrease is primarily due to vesting of newly issued stock options and acceleration of vesting for certain options during 2016.

We incurred $2,288,123 and $2,051,832 of non-related party non-cash expenses for issuance of stock options for the year ended December 31, 2017 and 2016, respectively. The increase for the comparable period is attributable to newly issued stock options in 2017 mostly offset by accelerated vesting during the 2016 period relating to the settlement agreements with our former Chairman, Chief Executive Officer and Board member.

Other Income, net

We earned $67,602 of interest income for the year ended December 31, 2017 as compared to $8,436 for the year ended December 31, 2016 on funds temporarily deposited in interest bearing money market accounts. This increase is attributable to interest earned on the proceeds from our November 2016 private placement.  In addition, during the year ended December 31, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $12,615,070 and $12,924,202 for the year ended December 31, 2017 and 2016, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial, and the decreases in stock-based compensation expense and our related party research and development activities, offset by an increase in our general and administrative expenses. Earnings (losses) per common share were ($1.64) and ($5.69) for the years ended December 31, 2017 and 2016, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the year ended December 31, 2017 excludes 5,115,274 warrants and options to purchase 1,345,835 shares of our common stock as they are anti-dilutive due to our net loss. For the year ended December 31, 2016, the computation excludes 6,244,261 warrants and options to purchase 675,812 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2017, we had an accumulated deficit of $62,659,807 and had working capital of $14,865,304 as compared to working capital of $23,549,478 as of December 31, 2016. The $8,684,174 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense and loss from abandonment of fixed assets, of $10,137,353 plus capital expenditures of $3,585 for the year ended December 31, 2017, partially offset by net proceeds from the exercise of warrants totaling $1,331,265.

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

	Years ended December 31,
	2017	2016
Cash used in operating activities	$(10,988,063)	$(7,376,543)
Cash used in investing activities	(3,585)	(2,946)
Cash provided by financing activities	1,331,265	21,922,385

Net Cash Used in Operating Activities

Cash used in operating activities was $10,988,063 for the year ended December 31, 2017, compared to $7,376,543 for the year ended December 31, 2016. The $3,611,520 increase primarily resulted from the increase in funding prepaid expenses, accrued expenses and a decreased net loss, offset by payments of accounts payable, for the year ended December 31, 2017.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,585 for the year ended December 31, 2017 compared to $2,946 for the year ended December 31, 2016. The cash used in investing activities was the result of capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,331,265 for the year ended December 31, 2017 compared to net cash provided by financing activities of $21,922,385 for the year ended December 31, 2016. The cash provided by financing activities during the year ended December 31, 2017 was primarily the result of funds raised through exercise of warrants to purchase common stock from investors versus cash provided by our private placement (See “Cash and Working Capital” Section above) offset by use of cash for repayments of notes payable for the year ended December 31, 2016.

As of February 28, 2018, we have paid WCT approximately $9 million relating to our recent Phase 2 clinical trial. We estimate that we will pay an additional approximately $750,000.

As of February 28, 2018, we had approximately $15.2 million in cash, cash equivalents. We expect that our existing capital resources will be sufficient to support our projected operating requirements for approximately the next 18 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 study treating moderate to severe Alzheimer's patients, plus the potential initiation of a follow-on clinical study treating patients similar to those in our most recent Phase 2 study. We also plan to possibly initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2017.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended, December 31, 2017, and December 31, 2016 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2017. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

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

As of December 31, 2017, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	inadequate segregation of duties consistent with control objectives; and

2.	ineffective controls over period end financial disclosure and reporting processes.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional cash controls, dual-authorization procedures, and other review and approval processes by our management team. We will implement hiring additional personnel to allow for segregation of duties, when resources permit.

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

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The size of our Board is set at eight directors. Executive officers are appointed by the Board and serve at its pleasure. Below are the names of and certain information regarding the Company’s current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer

Joshua N. Silverman	47	Chairman of the Board of Directors	August 4, 2016

Charles S. Ryan, J.D., PhD	53	Director, Chief Executive Officer	December 14, 2017 (as Director) February 15, 2018 (as Chief Executive Officer)

Robert Weinstein	57	Chief Financial Officer, Treasurer, Secretary and Executive Vice President	August 23, 2013

Daniel L. Alkon, MD	75	President, Chief Scientific Officer	September 19, 2016

William S. Singer	76	Director; Vice-Chairman of the Board	August 23, 2013

James R. Gottlieb	70	Director	December 10, 2013

Shana Kay Phares	50	Director	August 12, 2016

Bruce T. Bernstein	54	Director	November 14, 2016

Andrew D. Perlman	40	Director	February 17, 2017

George Perry, Ph.D.	64	Director	December 12, 2017

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

On December 14, 2017, Dr. Susanne Wilke resigned as a member of the Board and as the Company’s Chief Executive Officer. The Company nominated Dr. Ryan to fill the vacancy on the Board effective December 14, 2017. Dr. Ryan began serving as the Company’s Chief Executive Officer effective February 15, 2018.

Pursuant to the above, our Board is currently comprised of eight members: Mr. Gottlieb and Ms. Phares, who are the NRV Designees; and Mr. Silverman, Dr. Ryan, Mr. Singer, Mr. Bernstein, Mr. Perlman, and Dr. Perry, who are nominated by the Board. Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Joshua Silverman – Director, Chairman of the Board.  Mr. Silverman joined the Company as a Director and Chairman of the Board in August 2016. He is currently the Co-Founder and Managing Member of Parkfield Funding LLC, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co-Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman has served on the boards of directors of MGT Capital Investments Inc., National Holdings Corporation, Alanco Technologies Inc., Protagenic Therapeutics, Inc., TapImmune, Inc. and WPCS International Incorporated.

Charles S. Ryan, J.D., PhD – Director, Chief Executive Officer. Dr. Ryan joined the Company as a Director on December 14, 2017 and as Chief Executive Officer on February 15, 2018. Dr. Ryan is an experienced executive with an extensive background in pharmaceuticals and biotechnology. Since October 2016, he has served as President and Chief Executive Officer for the Orthobond Corporation, a private company focused on creating proprietary surface modifications for the medical device, biotechnology and pharmaceutical industries to enhance the function of a device or pharmaceutical. He was responsible for providing strategic leadership for the company and managing all internal and external corporate affairs. From March 2015 through May 2016, Dr. Ryan was Vice President and General Counsel at Cold Spring Harbor Laboratory, a preeminent non-profit institution focused in neuroscience, bioinformatics, cancer, genomics and plant biology. In this position, he provided guidance to the organization on business, legal and public policy issues. From 2004 until the acquisition by Actavis plc in 2014, Dr. Ryan was Senior Vice President & Chief Intellectual Property Counsel for Forest Laboratories, a specialty pharmaceutical company in New York. At Forest Laboratories, Dr. Ryan led hundreds of due diligence teams, managed all aspects of patent and trademark litigations, developed cross- functional teams to establish a global strategy for hundreds of products, built and managed the company’s IP team, and recruited, developed and trained executive leaders. Two of the company’s most significant drugs were Lexapro (for major depressive disorders) and Namenda (for moderate to severe Alzheimer’s disease). He began his career in biotechnology with The Collaborative Group, Ltd., a bioscience company providing development, research and manufacturing services to the pharmaceutical and skin care industries, where he was the Vice President, General Counsel from 1998 to 2002. Dr. Ryan also has experience in private law practice, holding positions with Darby & Darby, P.C. and Scully, Scott, Murphy & Presser. He serves on the Board of Directors of Applied DNA Sciences, Inc. and BioRestorative Therapies as well as a Director on the Board of Trustees for The College of Wooster. He previously held board seats with ABS Materials, Inc., Lab21, Inc., GlycoMira Therapeutics, Inc., Forest Laboratory Holdings, Ltd., New York Biotechnology Association, Stony Brook University Medical Center Development Council (Chair), and Western New England University Board of Trustees. Dr. Ryan earned his B.A. in Chemistry from The College of Wooster in 1986, a Ph.D. in Oral Biology and Pathology from Stony Brook University in 1990 and his law degree from Western New England University in 1993.

Robert Weinstein – Chief Financial Officer, Executive Vice President, Treasurer and Secretary. Mr. Weinstein joined the Company in June 2013 as its acting Chief Financial Officer. The Company is party to an employment agreement dated as of October 1, 2013, with Mr. Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

Daniel L. Alkon, MD – President and Chief Scientific Officer. Dr. Alkon was appointed as our President on September 16, 2016. Dr. Alkon served as the founding Scientific Director of the original Blanchette Rockefeller Neurosciences Institute (now known as CRE) from 1999 until September 23, 2016. He received his undergraduate degree in chemistry in 1965 at the University of Pennsylvania. After earning his M.D. at Cornell University and finishing an internship in medicine at the Mount Sinai Hospital in New York, he joined the staff of the National Institutes of Health where during his 30 year career he became a Medical Director in the U.S. Public Health Service at the National Institute for Neurological Disorders and Strokes and Chief of the Laboratory of Adaptive Systems. From June 2006 to September 23, 2016, Dr. Alkon was the Toyota Chair for Neurodegenerative Disease Research at BRNI. In this position, he and his team conducted multidisciplinary research on the molecular and biophysical mechanisms of memory and memory dysfunction in psychiatric and neurological disorders, particularly AD. From October 2000 to September 28, 2016, Dr. Alkon was also a Professor at CRE and a Professor of Neurology at West Virginia University.

William S. Singer – Director and Vice-Chairman of the Board of Directors. Mr. Singer served as President of CRE until April 26, 2016 and served on its board of directors. He was a partner in the Chicago office of the law firm of Kirkland & Ellis LLP from 1980 until 2006 and has been of counsel to that firm since that time, concentrating his practice on corporate, real estate, and legislative matters. Since 2006, he also has been the sole proprietor of Singer Consulting LLC, which advises clients on federal legislation. He has been listed in Crain’s Who’s Who in Chicago Business in the 2000, 2001, 2002, 2003, and 2004 editions .Mr. Singer has been prominently active in Chicago public service, serving as an Alderman for several years and as a candidate for Mayoral office.

James R. Gottlieb – Director. From 2010 through present, Mr. Gottlieb serves as a partner with Capitol Counsel LLC, and has served as of counsel since that time, where he leads the commerce team. His clients include entities representing a broad range of industries, including healthcare, aviation, telecommunications, e-commerce, oversight and investigations and mergers & acquisitions. Prior to joining Capitol Counsel LLC and based upon his in-depth experience in legislation, oversight and investigations (including with the FDA) and political roles on Capitol Hill, and foundation management, consulting and strategic advisory roles outside of government, Mr. Gottlieb formed Gottlieb Strategic Consulting, a government affairs firm.

In 1977, Mr. Gottlieb served as the chief of staff for Representative Ted Weiss (D-NY) and later the Subcommittee on Human Resources & Government Relations of the House Committee on Government Operations (now Committee on Oversight & Government Reform) from 1983 to 1992, where he directed a wide range of oversight investigation and legislation in health, education, and veterans’ matters. Mr. Gottlieb served as Senator John D. Rockefeller’s chief counsel and staff director for the Senate Committee on Veterans Affairs from 1992 – 2003. He also served as Senator Rockefeller’s Chief-of-Staff and was responsible for the Senator’s legislative community, economic development and political operations.

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

Andrew D. Perlman – Director. Mr. Perlman has served as the Chief Executive Officer of FORM Holdings Corp. (“FORM”) since March 2012, as its President from April 2010 to July 2012 and as a member of its board of directors since September 2009. From February 2009 to March 2010, Mr. Perlman served as Vice President of Global Digital Business Development at EMI Music Group (“EMI”), where he was responsible for leading distribution deals with digital partners for EMI’s music and video content. From May 2007 to February 2009, Mr. Perlman was the General Manager of FORM’s operations in the United States and also served as its Senior Vice President Content & Community, in which he led its content and social community partnerships. From June 2005 to May 2007, Mr. Perlman was Senior Vice President of Digital Media at Classic Media, Inc. (“Classic Media”), a global media company with a portfolio of kids, family and pop-culture entertainment brands. In his position with Classic Media, Mr. Perlman led the company’s partnerships across video gaming, online and mobile distribution. From June 2001 to May 2005, Mr. Perlman served as General Manager for the Rights Group, LLC and its predecessors, a mobile content, marketing and mobile fan club company, where he oversaw mobile marketing campaigns for major international brands such as Visa and Pepsi, and such artists as Britney Spears and Justin Timberlake. Mr. Perlman holds a Bachelor of Arts in Business Administration from the School of Business and Public Management at The George Washington University

George Perry, Ph.D. – Director. Dr. Perry has served as dean of the College of Sciences and professor of biology at The University of Texas at San Antonio since 2006. He additionally holds the position of Semmes Foundation Distinguished University Chair in Neurobiology. Dr. Perry has served as acting Chief Scientific Officer for Neurotez, Inc., a private company focused on Alzheimer’s disease since 2010 and as a director of Neurotez, Inc. since 2008. Dr. Perry is recognized in the field of Alzheimer’s research, where he has studied amyloidosis, oxidative stress, cytoskeleton, metal homeostasis, cell cycle reentry, and mitochondria. He currently serves as the editor for numerous journals and as editor-in-chief for the Journal of Alzheimer’s Disease. He is a fellow of the American Association for the Advancement of Science, Texas Academy of Science, the Microscopy Society of America, past president of the American Association of Neuropathologists and the Southwestern and Rocky Mountain Division of the American Association for the Advancement of Science, a member of the Dana Alliance for Brain Initiatives, and a Fulbright Senior Specialist. Dr. Perry holds a B.A. in Zoology from the University of California, Santa Barbara and a Ph.D. in Marine Biology from Scripps Institution of Oceanography, University of California at San Diego. He completed his postdoctoral fellowship in the Department of Cell Biology at Baylor College of Medicine.

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

Director Independence

Our Board of Directors has reviewed the materiality of any relationship that each of our directors and director nominees has with Neurotrope, either directly or indirectly. Based upon this review, our Board has determined that the following members of the Board and director nominees are “independent directors” as defined by The NASDAQ Stock Market:

William S. Singer

James R. Gottlieb

Bruce T. Bernstein

Andrew D. Perlman

George Perry, Ph.D.

Board Committees

Our Board of Directors has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Perlman.

•	The Compensation Committee consists of Mr. Perlman, as Chairman, Mr. Bernstein and Mr. Singer.

•	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, and Mr. Bernstein. Mr. Gottlieb resigned from the Nominating and Corporate Governance Committee effective October 16, 2017.

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

The Audit Committee was established on December 11, 2013, and held five meetings in 2017. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Bruce Bernstein and Andrew Perlman is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established on December 11, 2013, and held four meetings in 2017. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established on December 11, 2013, and held four meetings in 2017. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2017 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11.	Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2017, to (i) all individuals that served as our principal executive officers or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2017; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2017; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2017 (collectively, the “named executive officers”). The following table does not include compensation information for Dr. Ryan, who was appointed as our Chief Executive Officer on February 15, 2018.

The Compensation Committee of the Board is responsible for determining executive compensation.

Name & Principal Position	Fiscal Year Ended December 31	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compen- sation ($)	Non– Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(2)		Total ($)
Susanne Wilke,	2017	300,000		-	-	386,093	-	-	300,000	(6)	986,093
Former CEO (3)	2016	100,000		10,000	-	589,432			-		699,432
Robert Weinstein,	2017	280,260		-	-	97,271	-	-	35,642		413,173
CFO, Secretary and Executive Vice President	2016	275,825		-	-	70,286	-	-	35,633		381,744
Daniel L. Alkon,	2017	300,000		-	-	857,440	-	-	-		1,157,440
MD President and CSO (4)	2016	75,000	(5)		-	1,124,568	-	-	-		1,199,568

1)	Option awards represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the grant date fair value, see Note 9 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

2)	Mr. Weinstein’s 2016 and 2017 amounts reflect healthcare payments and insurance premiums paid on his behalf.

3)	Dr. Wilke became our Chief Executive Officer on September 1, 2016. She resigned effective December 14, 2017.

4)	Dr. Alkon became our President on September 19, 2016.

5)	Earned in 2016 and paid in 2017.

6)	Total severance paid and payable to Dr. Wilke. $85,227 was paid in 2017 with the balance due in 2018.

Outstanding Equity Awards at 2017 Fiscal Year-End

We have two compensation plans approved by our stockholders, the Neurotrope, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) and the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”). The following table provides information regarding 2013 Plan and 2017 Plan awards for each named executive officer outstanding as of December 31, 2017.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Dr. Susanne Wilke (1)	7,813	—	–	19.20	2/16/2026		-	-	-	-
	1,563	-	–	19.20	2/24/2026
	54,370	-	–	10.56	11/22/2026
	62,500	-	–	19.62	04/11/2027
	10,000	0	–	7.55	12/14/2027	(2)

Robert Weinstein	20,313	0	–	32.00	10/01/2023	(3)	-	-	-	-
	2,344	781	–	25.60	11/19/2025	(4)
	4,958	2,809	–	10.56	11/22/2026	(5)
	3,158	15,787	–	19.62	04/11/2027	(6)

Daniel L. Alkon, MD	5,469	0	–	56.00	8/23/2023	(2)	-	-	-	-
	79,331	44,943	–	10.56	11/22/2026	(7)
	27,833	139,167	–	19.62	04/11/2027	(6)

1)	In connection with the Wilke Separation Agreement, all outstanding options vested on December 14, 2017.

2)	The options vested as of the date of grant.

3)	25% of these options vest on each of the first four anniversaries of the date of grant (October 2, 2013).

4)	The options have an exercise price of $25.60 per share and vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.

5)	The options vested with respect to 3,884 shares as of the date of grant, with the balance vesting at a rate of approximately 2.7 shares per day

6)	The options vest in equal quarterly installments over a three-year period

7)	The options vested with respect to 62,137 shares as of the date of grant, with the balance vesting at a rate of approximately 42.6 shares per day.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Susanne Wilke, Ph.D. Susanne Wilke, Ph.D. was appointed as the Company’s Chief Executive Officer effective September 1, 2016. Dr. Wilke received a signing bonus of $10,000 in September 2016 and received a salary of $25,000 per month for the months of September through December 2016. Dr. Wilke received a salary of $25,000 per month beginning January 2016 through December 14, 2017.

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

On April 11, 2017, Dr. Wilke received a grant of options to purchase 62,500 shares of common stock, at an exercise price of $19.62 per share. The options were to vest in equal quarterly installments over a three-year period, but became fully vested on December 14, 2017, pursuant to the separation agreement as described below.

On December 14, 2017, the Company and its operating subsidiary, Neurotrope BioScience, Inc. entered into a separation agreement with Dr. Wilke pursuant to which Dr. Wilke resigned from her position as Chief Executive Officer of the Company and as a member of the Company’s Board and its subsidiaries. Under the terms of the separation agreement, Dr. Wilke received severance in the amount of (i) $75,000, payable on the first payroll date following the effective date of the separation agreement and (ii) $225,000, payable over the eleven month period following the effective date of the separation agreement, of which $85,227 was paid in 2017. In addition, each of Dr. Wilke’s outstanding options to purchase shares of the Company’s common stock vested as of the effective date of the separation agreement, and Dr. Wilke received a grant of options to purchase an additional 10,000 shares of the Company’s common stock, which were fully vested immediately.

Robert Weinstein. The Company is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. Under the terms of Mr. Weinstein’s employment agreement, the Company agreed to pay Mr. Weinstein an annual base salary of not less than $240,000 per year for the period from the effective date to December 31, 2014; and $275,000 per year for the period January 1, 2015 to December 31, 2015. Such annual base salary may be reviewed annually and increased (but not decreased) at the discretion of the Board or a committee thereof, provided, however, that the salary will, at a minimum, be increased annually, beginning January 1, 2016, based upon the percentage increase in the Consumer Price Index for the immediately preceding year. Mr. Weinstein’s current gross salary is $280,260. The Company agreed to pay Mr. Weinstein an annual incentive bonus of no less than $35,000 for the year ending December 31, 2013; an annual bonus of no less than $50,000 for the year ending December 31, 2014; and a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Board or a committee thereof. Mr. Weinstein was not paid a bonus in 2016 or in 2017. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein will also be eligible to participate in all Company benefits generally available to the Company’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

Pursuant to the employment agreement, the Company’s Board granted an incentive stock option to Mr. Weinstein under the 2013 Plan to purchase 20,313 shares of the Company’s common stock. The option vested with respect to 5,078 shares on each of the first, second, third and fourth anniversaries of October 1, 2013. Mr. Weinstein will be entitled to additional options and/or equity-based awards as determined in the discretion of the Board or a committee thereof. All of his options and/or equity awards will cease vesting as of the date of termination of the employment agreement, provided that in the event of (i) Mr. Weinstein’s termination for good reason or (ii) termination of his employment by the Company without cause, his options and any other equity awards will be deemed to have vested as of the date of termination with respect to that number of shares that would have vested had his employment with the Company continued for a period of one year after the date of termination, and provided, further, that if Mr. Weinstein’s termination for Good Reason or the termination of his employment by the Company without Cause occurs within six months after the occurrence of a change of control of the Company, then all of his options and any other equity awards will be deemed to have vested as of the date of termination.

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

On April 11, 2017, Mr. Weinstein received a grant of options to purchase 18,945 shares of common stock, at an exercise price of $19.62 per share, to vest in equal quarterly installments over a three-year period.

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

On April 11, 2017, Dr. Alkon received a grant of options to purchase 167,000 shares of common stock, at an exercise price of $19.62 per share, to vest in equal quarterly installments over a three-year period.

Pension Benefits

We do not have any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not have any nonqualified defined contribution plans or other deferred compensation plan.

Potential Payments upon Termination or Change-In-Control

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

Director Compensation

The Company reimburses all of its directors for all reasonable out-of-pocket expenses incurred in connection with their attendance at meetings of the Board. Prior to March 9, 2017, the Company (i) paid to its Chairman of the Board a cash fee of $10,000 per month for his or her service as Chairman of the Board, (ii) granted to each new director, at the time of such director’s appointment, a one-time option to purchase 7,813 shares of common stock, and (iii) granted to new directors who were expected to participate in one or more committees an additional option to purchase an additional 1,563 shares of common stock. Following the initial closing of the November 2016 Private Placement, on November 21, 2016, (i) each of Mr. Singer and Mr. Bernstein received options to purchase 15,535 shares of common stock, (ii) former director Mr. Kenneth Gorelick received options to purchase 31,069 shares of common stock and (iii) Mr. Silverman received options to purchase 124,274 shares of common stock. For each such option grant, one half of the stock options vested immediately upon grant and the remaining one half vest in equal daily installments over a four-year period beginning on the date of grant.

On March 9, 2017, the Company adopted a new nonemployee director compensation policy (the “Director Compensation Policy”). The Director Compensation Policy provides for the annual automatic grant of nonqualified stock options to purchase up to 10,000 shares of the Company’s common stock to each of the Company’s nonemployee directors. Such grants shall occur annually on the fifth business day after the filing of the Company’s Annual Report on Form 10-K and shall vest on the one year anniversary from the date of grant subject to the director’s continued service on the Board on the vesting date. The Director Compensation Policy also provides for the automatic grant of nonqualified stock options to purchase up to 7,813 shares of the Company’s common stock, plus options to purchase an additional 1,562 shares for service on a committee of the Board, to each newly appointed director following the date of his or her appointment. Such options shall vest in equal daily installments over three years from the date of grant, subject to the director’s continued service on the Board on the applicable vesting dates. Each nonemployee director will also receive an annual retainer, in the amount of $120,000 for the Chairman of the Board and $25,000 for each other nonemployee Board member. In addition, the Chairman of each of the Audit, Compensation, and Nominating and Governance Committees will receive an additional $15,000 retainer.

The following table provides information concerning the compensation of our non-executive directors for the year ended December 31, 2017.

Name (a)	Fees earned or paid in cash ($)(b)	Stock awards ($)(c)	Option awards ($)(d) (1)	Non-equity incentive plan compensation ($)(e)	Nonqualified deferred compensation earnings ($)(f)	All other compensation ($)(g)	Total ($)(h)

Joshua Silverman (2)	120,000	-	908,960	-	-	120,000	1,148,960
Charles S. Ryan, Ph.D. (3)	-	-	1,029,535	-	-	-	1,029,535
William S. Singer	31,534	-	51,520	-	-	-	83,054
James R. Gottlieb	19,709	-	51,520	-	-	-	71,229
Shana K. Phares	19,709	-	51,520	-	-	-	71,229
Bruce T. Bernstein	31,534	-	51,520	-	-	-	83,054
Andrew D. Perlman (4)	31,534	-	178,712	-	-	-	210,246
George Perry, Ph.D. (5)	-	-	50,936	-	-	-	50,936
Kenneth R. Gorelick (6)	141,770	-	51,520	-	-	18,418	211,708

1)	These amounts represent the aggregate grant date fair value of options granted to each director in 2017 computed in accordance with FASB ASC Topic 718.

2)	Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

3)	Dr. Ryan was appointed to our Board on December 14, 2017. Option awards reflect compensation paid to Dr. Ryan in connection with his employment agreement pursuant to which he agreed to be appointed as our Chief Executive Officer effective February 15, 2018. Dr. Ryan did not receive any compensation for his services as a director during the year ended December 31, 2017.

4)	Mr. Perlman was appointed to our Board on February 17, 2017.

5)	Dr. Perry was appointed to our Board on December 12, 2017.

6)	Fees represent payments for consulting services provided by Dr. Gorelick. Dr. Gorelick served on our Board until December 12, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

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

On March 9, 2017, our Board adopted, and on December 12, 2017, our stockholders approved, the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which reserved a total of 800,000 new shares of our common stock for issuance, plus up to 200,000 additional shares that may be issued if awards under the 2013 Plan are cancelled or expire.

The following table provides information as of December 31, 2017, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	992,644	$23.49	119,856
Equity compensation plans not approved by security holders (2)	353,191	10.56	0
Totals	1,345,835	$20.10	119,856

(1)	The 2013 Plan and 2017 Plan.

(2)	Includes the increase in the number of shares available for issuance under the 2013 Plan that became effective on November 21, 2016, which increased the number of available shares by 372,825 and which did not receive approval by our stockholders. On November 21, 2016, the Company issued options to purchase an aggregate of 372,825 shares of common stock, which options feature an exercise price of $10.56 per share. Subsequent to issuance, 19,634 options were canceled.

As described below, incentive awards authorized under the 2013 Plan and 2017 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended, the Code. If an award granted under the 2013 Plan or 2017 expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2017 Plan.

The number of shares of our common stock subject to the 2013 Plan and 2017 Plan or any number of shares subject to (a) any numerical limit in the 2013 Plan and 2017 Plan, (b) to the terms of any incentive award or (c) to any combination of the foregoing, is expected to be adjusted in the event of any change in our outstanding common stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The Compensation Committee of our Board or our Board administers the 2013 Plan and the 2017 Plan. Subject to the terms of the 2013 Plan and the 2017 Plan, the Compensation Committee or our Board has complete authority and discretion to determine the terms of awards under the 2013 Plan and the 2017 Plan, as applicable.

Grants

The 2013 Plan and 2017 Plan authorize the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

•	Options granted under the 2013 Plan and 2017 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option generally cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our common stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Compensation Committee or Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Compensation Committee or Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2013 Plan and 2017 Plan authorize the granting of stock awards. The Compensation Committee or Board will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the stock appreciation rights exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the stock appreciation rights and the market price of a share of our common stock on the date of grant of the stock appreciation rights.

The maximum aggregate number of shares of common stock that may be awarded and sold under the 2013 Plan is 685,329 and under the 2017 Plan is 800,000 new shares of common stock, plus up to 200,000 additional shares that may be issued if awards outstanding under the 2013 Plan are cancelled or expire.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2013 Plan and the 2017 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of our common stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2013 Plan and the 2017 Plan will each terminate ten years after their respective dates of adoption.

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2018, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Neurotrope, Inc., 205 East 42nd Street – 17th Floor, New York, NY 10017.

Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)
JEPAP LLC(2)	703,126	8.5%
McGregor, Clyde S. & LeAnn P. Pope, JTWROS(3)	876,338	10.7%
E. Jeffrey Peierls(4) 73 South Holman Way Golden, CO 80401	558,266	6.9%
Daniel L. Alkon, MD(5)	175,219	2.2%
Bruce T. Bernstein(6)	24,378	*
James R. Gottlieb(7)	20,576	*
Andrew D. Perlman(8)	12,240	*
George Perry(9)	582	*
Shana Kay Phares(10)	12,676	*
Charles S. Ryan, JD, PhD(11)	86,314	1.0%
Joshua N. Silverman(12)	153,314	1.9%
William S. Singer(13)	32,370	*
Robert Weinstein(14)	39,503	*
All directors and executive officers as a group (10 persons)	557,172	7.0%

*Represents beneficial ownership of less than 1% of the outstanding shares.

1)	Applicable percentage ownership is based on 7,897,109 shares of our common stock outstanding, together with securities exercisable or convertible into shares of our common stock within 60 days of February 28, 2018 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

2)	Philip Proujansky is a Member of JEPAP LLC and has voting and investment power over the shares owned thereby. Includes (1) 351,563 shares of common stock and (2) 351,563 shares of common stock issuable upon exercise of the Series F Warrants. The warrants are held by Warrants Allocation Vehicle LLC.

3)	Includes (1) 576,858 shares of common stock, (2) 104,167 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 195,313 shares of common stock issuable upon exercise of the Series F Warrants. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities.

4)	This information is based on a Schedule 13G/A filed by E. Jeffrey Peierls on February 10, 2017, which reported ownership as of December 31, 2016 and information known to the Company. Includes an aggregate of (1) 380,552 shares of common stock, (2) 29,167 shares of common stock underlying Series C Warrants issued in the Company’s November 2015 private placement, (3) 65,108 shares of common underlying Series E Warrants issued in the Company’s November 2015 private placement and (4) 83,439 shares of common stock issuable upon exercise of the Series F Warrants. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. Shares of common stock are subject to shared voting and dispositive power with Brian Eliot Peierls. E. Jeffrey Peierls may be deemed the beneficial owner of securities held by trusts of which E. Jeffrey Peierls is a fiduciary. E. Jeffrey Peierls and Brian Eliot Peierls may be deemed to share indirect beneficial ownership of securities held by The Peierls Foundation, Inc. The address of E. Jeffrey Peierls and The Peierls Foundation, Inc. is 73 South Holman Way, Golden, Colorado 80401. The address of Brian Eliot Peierls is 3017 McCurdy St., Austin, TX 78723.

5)	Includes (1) 29,688 shares of common stock and (2) 145,531 shares underlying stock options held by Dr. Alkon that are all vested as of February 28, 2018 or will vest within 60 days thereafter.

6)	Includes (1) 1,563 shares of common stock and (2) 22,815 shares underlying stock options held by Mr. Bernstein that are vested as of February 28, 2018 or will vest within 60 days thereafter.

7)	Includes 20,576 shares underlying stock options held by Mr. Gottlieb that are vested as of February 28, 2018 or will vest within 60 days thereafter.

8)	Includes 12,240 shares underlying stock options held by Mr. Perlman that are vested as of February 28, 2018 or will vest within 60 days thereafter.

9)	Includes 582 shares underlying stock options held by Dr. Perry that are vested as of February 28, 2018 or will vest within 60 days thereafter.

10)	Includes 12,676 shares underlying stock options held by Ms. Phares that are vested as of February 28, 2018 or will vest within 60 days thereafter. Does not include shares held by Neurosciences Research Ventures, Inc. Ms. Phares is the President and Chief Executive Officer of Cognitive Research Enterprises, Inc. Ms. Phares disclaims beneficial ownership of the shares held by Neurosciences Research Ventures, Inc.

11)	Includes 86,314 shares underlying stock options held by Dr. Ryan that are vested as of February 28, 2018 or will vest within 60 days thereafter.

12)	Includes 153,314 shares underlying stock options held by Mr. Silverman that are vested as of February 28, 2018 or will vest within 60 days thereafter.

13)	Includes 32,370 shares underlying stock options held by Mr. Singer that are vested as of February 28, 2018 or will vest within 60 days thereafter.

14)	Includes (1) 3,953 shares of common stock, (2) 1,303 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 34,247 shares underlying stock options held by Mr. Weinstein that are vested as of February 28, 2018 or will vest within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Consulting and Settlement Agreements

On August 4, 2016, the Company entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by Mr. Joshua N. Silverman (the “Consulting Agreement”). Mr. Silverman was appointed to the Board on August 4, 2016. Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business and (iii) SMCM’s out-of-pocket legal and advisory fees in connection with SMCM’s recent involvement with the Company, including, but not limited to, expenses incurred in connection with the proposed consent solicitation and the Consulting Agreement, which reimbursement shall not exceed $50,000. In addition, the Consulting Agreement provides that effective immediately, Mr. Silverman shall be appointed as a member of the Board and that Mr. Silverman shall continue to be a member of the Board throughout the consulting term. The Consulting Agreement further provides that the Board and all applicable committees of the Board shall take all necessary actions to appoint Mr. Silverman as Chairman of the Board and as Chairman of the Audit Committee of the Board and that Mr. Silverman shall continue to serve as Chairman of the Board and Chairman of the Audit Committee throughout the consulting term. In addition, the Consulting Agreement provides that the Company shall take all actions within its control, including the recommendation of such director nominee by the Nominating and Governance Committee of the Board, to nominate and appoint one (1) additional member to the Board designated by Josh Silverman during the initial consulting term. The Company agreed to indemnify Mr. Silverman to the fullest and same extent as the Company provides indemnification to its directors from time to time under the Company’s Certificate of Incorporation, By-Laws and applicable law, and under the Company’s policies of Directors and Officers Liability Insurance. In addition, the Company agreed to provide compensation to Mr. Silverman in the same amounts as the Company provides to its non-employee directors for service in the capacity of a director of the Company.

On August 4, 2016, the Company reached a settlement agreement (the “Settlement Agreement”) with Iroquois Master Fund Ltd. and certain of its affiliates (collectively, the “Investors”) to settle a proposed consent solicitation pertaining to the reconstitution of the Board. On November 13, 2015, each of Iroquois Master Fund Ltd. (“Iroquois Master Fund”), Iroquois Capital Investment Group LLC (“ICIG”) and American Capital Management (“American Capital”) participated in the November 2015 Private Placement pursuant to which (i) Iroquois Master Fund purchased for an aggregate of $1,200,000 shares of Series B Preferred Stock and certain warrants to acquire 312,500 shares of common stock, (ii) ICIG purchased for an aggregate of $100,000 shares of Series B Preferred Stock and certain warrants to acquire 26,043 shares of common stock and (iii) American Capital purchased for an aggregate of $200,000 shares of Series B Preferred Stock and certain warrants to acquire 52,086 shares of common stock. In addition, each of Iroquois Master Fund, ICIG and American Capital entered into a Registration Rights Agreement, dated as of November 13, 2015, for the registration of the resale of the common stock issued or issuable in the private placement. Prior to August 1, 2016, Mr. Silverman shared voting and dispositive power over the shares owned by Iroquois Master Fund Ltd. and ICIG. As of August 1, 2016, Mr. Silverman relinquished voting and dispositive power over shares beneficially owned by Iroquois and, accordingly, Mr. Silverman no longer beneficially owns any shares of Common Stock held by Iroquois or ICIG, although he has a pecuniary interest in Iroquois Master Fund Ltd. American Capital Management, LLC is a retirement vehicle for the benefit of Mr. Silverman and others, of which Mr. Silverman holds a pecuniary interest but does not beneficially own

In connection with the Settlement Agreement, on August 4, 2016, the Company and Charles S. Ramat, the Company’s President and Chief Executive Officer, entered into a Separation Agreement (the “Ramat Separation Agreement”). Pursuant to the Ramat Separation Agreement which was mutually agreed upon by the Company and Mr. Ramat, Mr. Ramat agreed to resign as President and Chief Executive Officer and as a member of the Board (the “Termination Date”) and the parties agreed that Mr. Ramat is being terminated without cause. Mr. Ramat’s resignation from the Board and all other positions occurred on September 1, 2016. Mr. Ramat continued to receive his current salary and benefits through the Termination Date except that his salary was reduced by $10,000 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000, which was equal to the amount of severance he was entitled to receive if he was terminated by the Company for a reason other than cause or by him for good reason pursuant to his employment agreement with the Company. The Ramat Separation Agreement further provided that (a) the Consulting Agreement between Ramat Consulting Group and the Company, effective February 28, 2013, shall automatically be restored and become fully effective and reinstated on the same terms and conditions for the balance of its five year term, which shall expire on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options shall immediately vest, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options. The Ramat Separation Agreement also extends the non-competition provision contained in Mr. Ramat’s employment agreement notwithstanding the termination of Mr. Ramat’s employment without cause, except that he is permitted to participate in a business that is engaged in the development and/or sale of products using bryologs only for the indication of AIDS. The Ramat Separation Agreement also included a mutual general release of claims and a requirement to obtain similar release agreements from Iroquois Master Fund Ltd. and certain other investors.

Also in connection with the Settlement Agreement, on August 4, 2016, (i) Board members Paul Freiman and Jay Haft resigned from the Board, its subsidiaries and all committees thereof and (ii) the Board appointed each of Mr. Joshua N. Silverman and Dr. Kenneth J. Gorelick to the Board. In connection with the resignations of each of Mr. Freiman and Mr. Haft from the Board, the Company entered into Director Separation Agreements, dated August 4, 2016, with each of Mr. Freiman and Mr. Haft (the “Director Separation Agreements”). Pursuant to such Director Separation Agreements, each of Mr. Freiman and Mr. Haft’s (i) outstanding unvested stock options shall immediately vest, notwithstanding that such director, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options. The Director Separation Agreements also included mutual consent rights for press releases and other public communications, a non-disparagement provision and a mutual general release of claims.

During the years ended December 31, 2017 and 2016, we paid an aggregate of $141,770 and $67,900, respectively, to Dr. Gorelick’s consulting company for fees in connection with consulting services provided to the Company in connection with the Company’s clinical trial.

Statements of Work under CRE License

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

Under the February 2015 SOW, Neurotrope BioScience also agreed to pay CRE $2,400,000 in service fees and other amounts payable at a rate of $200,000 per month for each month from October 1, 2014 through September 30, 2015. The parties agreed that the first $600,000 of payments satisfy certain outstanding amounts owed to CRE. In consideration for the February 2015 SOW, in addition to the terms described above, CRE also agreed to (a) use commercially reasonable efforts to enroll, at no cost to Neurotrope BioScience, at least four additional compassionate use or expanded access patients, in trials of CRE’s Alzheimer’s therapeutic drug platform during the term of the February 2015 SOW, (b) perform certain services requested by Neurotrope BioScience for the further development of CRE’s Alzheimer’s therapeutic drug platform, (c) perform certain services for the further development of CRE’s Alzheimer’s diagnostic test, (d) to the extent permitted by applicable law, transfer all of its rights and regulatory obligations, except for those relating to the compassionate use expanded access trials, associated with CRE’s IND 71,276 to Neurotrope BioScience, (e) conduct initial research on the application of its PKC|g@ platform to treat Fragile X disease, along with various other terms and conditions, (f) conduct initial research on PUFA derivatives for the purpose of developing a commercially usable PKC|g@ activator and (g) provide assistance, advice and other similar services to us regarding our analysis of bryologs pursuant to our agreement with Stanford University, for the purpose of developing a commercially usable PKC|g@ activator. Furthermore, CRE agreed to transfer a certain amount of bryostatin drug substance and bryostatin kits containing drug substance for non-human use to a third-party for storage. In order for CRE to perform certain of the services described in (c) above, Neurotrope BioScience reimbursed a third party for services CRE received from such third party in the amount of $150,000 in connection with CRE’s former diagnostic trial program with such third party.

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

CRE License

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

For the year ending December 31, 2016, the Company paid CRE a total of $1,028,915 which consisted of contractual payments pursuant to a statement of work executed in November 2015 totaling $1 million plus fees for testing drug product of $28,915. For the year ending December 31, 2017, the Company paid CRE a total of $214,619 for maintenance of CRE’s patent portfolio relating to technologies licensed to the Company by CRE.

Shana Kay Phares, a member of our Board, is the President and Chief Executive Officer of CRE.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14.	Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. Upon the recommendation of the Audit Committee, the Board of Directors has reappointed Friedman LLP to audit the financial statements of the Company and its subsidiaries for the fiscal year ending December 31, 2018 and to report on these financial statements. Although the selection and appointment of independent auditors is not required to be submitted to a vote of stockholders, the Board of Directors deems it desirable to obtain the stockholders’ ratification and approval of this appointment and intends to submit its selection to the stockholders for ratification at the Company’s 2018 annual meeting of the stockholders. Representatives of Friedman LLP are expected to be present at the 2018 annual meeting of the stockholders and will have the opportunity to make statements if they so desire and to respond to appropriate questions from the Company’s stockholders.

The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2017, and December 31, 2016, and fees billed for other services rendered by Friedman LLP during those periods.

	2017	2016
Audit fees:(1)	$80,340	$72,100
Audit related fees:(2)	28,387	12,308
Tax fees:	0	0
All other fees:	0	0
Total	$108,727	$84,408

(1)	Audit fees were for professional services for the audit of the consolidated financial statements and other fees for services that only our independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10-Q filings.

(2)	Audit related fees consisted principally of work relating to the filing of Company quarterly and annual reports and work relating to the filing of Company registration statements.

The percentage of services set forth above in the category audit related fees, that were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) (relating to the approval of a de minimus amount of non-audit services after the fact but before completion of the audit), was 100%.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1.	Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2.	Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3.	Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation, as amended, of the Registrant. (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

4.1	Form of Series A Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.2	Form of Series B Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3	Form of Series C Warrant (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.4	Form of Series D Warrant (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 10.6 the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.6	Penny Broker Warrant (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.7	IV Broker Warrant (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.8	Institutional Broker Warrant (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.9	Form of Series F Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.10	Form of Series A Warrant Amendment (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.11	Form of Series C Warrant Amendment (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.12	Form of Series E Warrant Amendment (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.13	Form of Broker Warrant (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.1†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.2†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.3	Voting Agreement dated as of August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.4†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.5†	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.6	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.7	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.8	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by reference from Exhibit 10.4 to Neurotrope, Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.9†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015 (incorporated by reference from Exhibit 10.29 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

10.10	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2015)

10.11	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.12	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.13	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.14	Separation Agreement among the Registrant, Neurotrope Bioscience, Inc. and Charles S. Ramat, dated August 4, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.15	Director Separation Agreement between the Registrant and Paul E. Freiman, dated August 4, 2016 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.16	Director Separation Agreement between the Registrant and Jay M. Haft, dated August 4, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.17	Consulting Agreement between the Registrant and SM Capital Management, LLC, dated August 4, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.18	Securities Purchase Agreement by and among the Registrant and the Buyers signatory thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.19	Registration Rights Agreement by and among the Registrant and the Buyers signatory thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.20	Form of Amendment to Securities Purchase Agreement by and among the Registrant and the other signatories thereto, dated November 17, 2016 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.21	Placement Agency Agreement by and among the Registrant, Katalyst Securities LLC and GP Nurmenkari Inc, dated October 13, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

10.22†	Amendment to the Registrant’s 2013 Equity Incentive Plan, dated November 21, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2016)

10.23†	Form of Director Indemnification Agreement (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.24†	Nonemployee Director Compensation Policy (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.25†	Neurotrope, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.26†	Form of Stock Option Agreement under the Neurotrope, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.27	Separation Agreement by and between the Company and Susanne Wilke, dated December 14, 2017 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017)

10.28†	Employment Agreement by and between the Company and Charles Ryan, dated December 14, 2017 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017)

14.1	Registrant’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	XBRL Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 6, 2018.

NEUROTROPE, INC.

By:	/s/ Charles S. Ryan, JD, PhD
Name:	Charles S. Ryan, JD, PhD
Title:	Chief Executive Officer (principal executive officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Charles S. Ryan, JD, PhD and Robert Weinstein (with full power to act alone), as his true and lawful attorneys-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or their substitute or substitutes, lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 6, 2018
Joshua N. Silverman

/s/ Charles S. Ryan, JD, PhD	Director and Chief Executive Officer	March 6, 2018
Charles S. Ryan, JD, PhD

/s/ James R. Gottlieb	Director	March 6, 2018
James R. Gottlieb

/s/ William S. Singer	Director	March 6, 2018
William S. Singer

/s/ George Perry, Ph.D.	Director	March 6, 2018
George Perry, Ph.D.

/s/ Shana Kay Phares	Director	March 6, 2018
Shana Kay Phares

/s/ Bruce T. Bernstein	Director	March 6, 2018
Bruce T. Bernstein

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice	March 6, 2018
Robert Weinstein	President, Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Andrew D. Perlman	Director	March 6, 2018
Andrew D. Perlman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neurotrope, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2013.

East Hanover, New Jersey

March 6, 2018

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31	December 31,
	2017	2016
CURRENT ASSETS
Cash and cash equivalents	$16,113,150	$25,773,533
Prepaid expenses	310,437	138,711

TOTAL CURRENT ASSETS	16,423,587	25,912,244

Fixed assets, net of accumulated depreciation	20,655	55,198

TOTAL ASSETS	$16,444,242	$25,967,442

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,240,033	$2,167,413
Accrued expenses	268,250	190,744
Accrued expenses - related party	50,000	4,609

TOTAL CURRENT LIABILITIES	1,558,283	2,362,766

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value; 7,895,859 shares issued and outstanding at December 31, 2017; 6,754,547 shares issued and outstanding at December 31, 2016	790	676
Additional paid-in capital	77,544,976	73,648,737
Accumulated deficit	(62,659,807)	(50,044,737)

TOTAL SHAREHOLDERS' EQUITY	14,885,959	23,604,676

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$16,444,242	$25,967,442

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2017	2016

OPERATING EXPENSES:
Research and development - related party	$214,619	$1,028,915
Research and development	4,548,835	5,603,989
General and administrative - related party	39,417	59,500
General and administrative	5,455,683	3,435,707
Stock-based compensation - related party	155,320	752,695
Stock-based compensation	2,288,123	2,051,832

TOTAL OPERATING EXPENSES	12,701,997	12,932,638

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	(34,274)	-
Gain on settlement of lease obligation	53,599	-
Interest income	67,602	8,436

Net loss before income taxes	(12,615,070)	(12,924,202)

Provision for income taxes	-	-

Net loss	$(12,615,070)	$(12,924,202)

PER SHARE DATA:

Basic and diluted loss per common share	$(1.64)	$(5.69)

Basic and diluted weighted average common shares outstanding	7,709,400	2,272,000

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2016	1,536,570	$154	$27,700,651	$(27,724,224)	$(23,419)

Issuance of Common Stock in Private Placement	3,828,754	383	21,759,334	-	21,759,717

Conversion of Series B preferred stock to common stock	847,371	85	11,814,789	-	11,814,874

Stock based compensation	-	-	2,804,527	-	2,804,527

Exercise of common stock warrants	541,189	54	173,125	-	173,179

Shares issued for stock split rounding	662	-	-	-	-

Revaluation of investor warrants	-	-	9,396,311	(9,396,311)	-

Net loss	-	-	-	(12,924,202)	(12,924,202)

Balance January 1, 2017	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

Issuance of common stock for consulting fees	12,189	1	121,644	-	121,645

Exercise of common stock warrants	1,129,092	113	1,331,152	-	1,331,265

Stock based compensation	-	-	2,443,443	-	2,443,443

Shares issued for reverse stock split rounding	31	-	-	-	-

Net loss	-	-	-	(12,615,070)	(12,615,070)

Balance December 31, 2017	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,615,070)	$(12,924,202)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	2,443,443	2,804,527
Consulting services paid by issuance of common stock	121,645	-
Depreciation expense	3,854	6,923
Loss on abandonment of fixed assets	34,274	-
Change in assets and liabilities
(Increase) Decrease in prepaid expenses	(171,726)	1,351,140
Decrease in subscription receivable	-	2,761
Increase (Decrease) in accrued expenses - related party	45,391	(384,449)
(Decrease) increase in accounts payable	(927,380)	1,717,538
Increase in accrued expenses	77,506	49,219
Total adjustments	1,627,007	5,547,659

Net Cash Used in Operating Activities	(10,988,063)	(7,376,543)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,585)	(2,946)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock, net of transaction costs	-	21,759,717
Repayments of note payable	-	(10,511)
Proceeds from exercise of common stock warrants	1,331,265	173,179

Net Cash Provided by Financing Activities	1,331,265	21,922,385

NET (DECREASE) INCREASE IN CASH	(9,660,383)	14,542,896

CASH AT BEGINNING OF YEAR	25,773,533	11,230,637

CASH AT END OF YEAR	$16,113,150	$25,773,533

DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Dividend deemed from warrant revaluation	$-	$9,396,311
Conversion of convertible redeemable preferred stock to common stock	$-	$11,814,874

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

Liquidity

As of February 28, 2018, the Company had approximately $15.2 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next 18 months, including the continuing development of bryostatin including our planned follow-on clinical study, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the analysis of the current Phase 2 study treating moderate to severe Alzheimer's patients, conduct other non-clinical studies, plus the plan to conduct a follow-on clinical study in Alzheimer’s disease and Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2017, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2017 and 2016.

Loss Per Share:

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2017 and 2016, which were approximately 5.8 million shares and 6.9 million shares, respectively.

Income Taxes:

The Company incurred a net operating loss for income tax purposes of approximately $42.7 million for the period from October 31, 2012 (inception) through December 31, 2017. The net operating loss carryforwards resulted in a deferred tax asset of approximately $10.1 million at December 31, 2017. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference which results in a deferred tax asset of approximately $2.4 million as of December 31, 2017. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2017 the Company did not have any repatriation of foreign income therefore we recognized a provisional amount of $0.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  However, we are still examining certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $6.7 million which was fully offset with a valuation allowance against our deferred taxes.

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

Accounting Pronouncements Adopted During the Period:

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718), which includes provisions intended to simplify various aspects related to how share-based payments are accounted for and presented in the financial statements. The standard is effective for annual periods beginning after December 15, 2016. During the first quarter of 2017, the Company adopted this ASU. The key effects of the adoption on the Company’s financial statements include that the Company will now recognize windfall tax benefits as deferred tax assets instead of tracking the windfall pool and recording such benefits in equity. Additionally, the Company has elected to recognize forfeitures as they occur rather than estimating them at the time of grant. Adoption of this standard did not have a material impact on our financial statements.

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

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments.

Mt. Sinai License Agreement

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and (a) exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Product(s)”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement). During the year ended December 31, 2017, the Company paid Mount Sinai $10,000, which represents total amounts due, for annual licensing fees.

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

On November 11, 2015, Neurotrope BioScience paid WCT approximately $3.1 million. The remaining payments of approximately $6.4 million (after amendment as described below) were to be paid over the period from July 2016 through September 2017. Neurotrope BioScience may terminate the Agreement without cause upon 60 days’ prior written notice. As of December 31, 2017, the Company’s balance sheet includes a payable balance for WCT services of approximately $750,000 with an additional expense of up to $200,000 payable through the end of the Services Agreement. The Services Agreement can be terminated by the Company or WCT under certain terms, as described in the Services Agreement.

Also, in connection with the execution of the Services Agreement, Neurotrope BioScience received consent and entered into a Statement of Work pursuant to its CRE License Agreement (see Notes 5 and 10 below).

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

Note 5 – Related Party Transactions and Licensing / Research Agreements:

As of December 31, 2017, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding Common Stock as of December 31, 2017. Shana Phares served as Secretary/Treasurer of NRVI until June 2017.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of December 31, 2017, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

Note 6 – Common Stock:

During the year ended December 31, 2017, 108 holders of 1,051,371 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 1,051,371 shares of Common Stock and five holders of 77,721 warrants exercisable at $12.80 per share of Common Stock exercised their warrants into 77,721 shares of Common Stock.

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

On March 9, 2017, the Company’s Board of Directors approved the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the issuance of incentive awards of up to 800,000 shares of Common Stock to officers, key employees, consultants and directors.  The 2017 Plan was approved by stockholders in December 2017.

Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2017:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2017	675,812	$23.54	8.3	$-
Options granted	708,441	$16.52
Less options forfeited	(38,418)	$14.76
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at December 31, 2017	1,345,835	$20.10	8.8	$-
Options exercisable at December 31, 2017	737,307	$23.09	8.2	$-

During the year ended December 31, 2017, the Company: issued 9,375 stock options with an exercise price of $15.77 to one Company board member; issued 70,000 stock options with an exercise price of $19.10 to seven board members; issued 453,335 stock options with an exercise price of $19.62 to two Company board members, two Company officers and two employees, and; issued 175,731 stock options with an exercise price of $7.55 to two Company Board members and one Company employee. All of the stock options have a term of ten years.

The following is a summary of stock options outstanding under the plans as of December 31, 2017:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.32 - $15.77	538,297	9.25	$9.67	340,840	$9.81
$19.10 - $22.72	565,197	9.20	$19.49	161,062	$19.50
$25.60 - $32.00	95,694	7.19	$29.83	92,121	$29.84
$35.52 - $49.60	35,003	6.86	$42.11	33,160	$41.83
$52.48 - $71.04	111,644	6.03	$58.22	110,124	$58.20
	1,345,835	8.75	$20.10	737,307	$23.09

As of December 31, 2017, there was approximately $4.4 million of total unrecognized compensation costs related to unvested stock options and restricted stock. These costs are expected to be recognized over a weighted average period of 2.6 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options.

The fair value of stock options issued for the year ended December 31, 2017 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 90.21%; Risk-free interest rate 2.35%; weighted average grant date fair value of $5.60 per share.

The total stock option-based compensation recorded as operating expense was $2,443,444 and $2,804,527 for the year ended December 31, 2017 and 2016, respectively. All of the stock option-based compensation expense was classified as stock based compensation expense.

Note 8 – Common Stock  Warrants:

The following is a summary of common stock warrant activity for the year ended December 31, 2017:

Number of shares
Warrants outstanding January 1, 2017	6,244,366
Warrants exercised	(1,129,092)
Warrants outstanding December 31, 2017	5,115,274

As of December 31, 2017, the Company’s warrants by exercise price were as follows: 161,440 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Contingencies

Since May 17, 2017, two purported class action lawsuits have been commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiffs filed their Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint names as defendants us, our former Chief Executive Officer and our co-founder and President/Chief Scientific Officer.  The lawsuit alleges violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by us in certain press releases and in our Annual Report on Form 10-K relating to the results stemming from our Phase 2 clinical trial for bryostatin.  Plaintiffs seek, among other things, damages for purchasers of our securities between January 7, 2016 and July 18, 2017. Because each of the pending actions is in the early stages, no reasonable estimate of possible loss, if any, can be made.

We and our directors and officers believe that this action is without merit and intend to defend the lawsuit vigorously.  On November 21, 2017 we and the other named defendants filed a motion to dismiss all of the claims.  The motion to dismiss is now fully briefed and we await a decision from the Court.

Additionally, on August 3, 2017 a derivative action was filed against us and all members of the Board of Directors at that time.  The lawsuit alleges that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of our Phase 2 clinical trials for bryostatin.  We and the Board of Directors reached an agreement with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  We filed a stipulation with the Court memorializing the agreement with Plaintiff’s counsel in October 2017.

Note 10 – Subsequent Events

Phase 2 Clinical Trial

On January 5, 2018, we announced that a post-hoc analysis of data from its recent Phase 2 trial in patients with advanced Alzheimer’s disease (AD) found evidence of improvement in cognition in patients receiving the 20μg bryostatin regimen who did not receive memantine, an approved AD treatment, as background therapy. The findings suggest this investigational drug could potentially help treat the progression of AD, rather than only its symptoms.

Neurotrope is planning a confirmatory study in advanced AD patients not taking memantine as background therapy to evaluate whether the improvements in SIB scores in those patients can be replicated. The company is in discussions with a leading academic institution to design the trial, which is expected to begin in the first half of 2018.

Warrant Exercises

From January 1, 2018 through February 28, 2018, 2 holders of 11,668 warrants exercisable at $0.32 per share of Common Stock exercised their warrants into 11,668 shares of Common Stock.

