Form 10-Q
period 2018-03-31
Neurotrope, Inc.
filed 2018-05-14
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of May 4, 2018, there were 7,907,527 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31	December 31,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$14,499,133	$16,113,150
Prepaid expenses	231,702	310,437

TOTAL CURRENT ASSETS	14,730,835	16,423,587

Fixed assets, net of accumulated depreciation	19,957	20,655

TOTAL ASSETS	$14,750,792	$16,444,242

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$946,873	$1,240,033
Accrued expenses	202,192	268,250
Accrued expenses - related party	25,000	50,000

TOTAL CURRENT LIABILITIES	1,174,065	1,558,283

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
7,907,527 shares issued and outstanding at March 31, 2018;
7,895,859 shares issued and outstanding at December 31, 2017	791	790
Additional paid-in capital	78,224,405	77,544,976
Accumulated deficit	(64,648,469)	(62,659,807)

TOTAL SHAREHOLDERS' EQUITY	13,576,727	14,885,959

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,750,792	$16,444,242

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017

OPERATING EXPENSES:
Research and development - related party	$112,893	$12,455
Research and development	89,250	1,630,014
General and administrative - related party	12,500	1,918
General and administrative	1,122,321	1,223,101
Stock-based compensation - related party	113,133	33,217
Stock-based compensation	562,563	189,515

TOTAL OPERATING EXPENSES	2,012,660	3,090,220

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	-	(34,274)
Gain on settlement of lease obligation	-	53,599
Interest income	23,998	8,674

Net loss before income taxes	(1,988,662)	(3,062,221)

Provision for income taxes	-	-

Net loss	$(1,988,662)	$(3,062,221)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.25)	$(0.43)

Basic and diluted weighted average common shares outstanding	7,902,500	7,145,200

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	11,668	1	3,733	-	3,734

Stock based compensation	-	-	675,696	-	675,696

Net loss	-	-	-	(1,988,662)	(1,988,662)

Balance March 31, 2018	7,907,527	$791	$78,224,405	$(64,648,469)	$13,576,727

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,988,662)	$(3,062,221)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	675,696	222,732
Consulting services paid by issuance of common stock	-	31,203
Depreciation expense	698	1,821
Loss on abandonment of fixed assets	-	34,274
Change in assets and liabilities
Decrease in prepaid expenses	78,735	6,093
Increase (Decrease) in accrued expenses - related party	(25,000)	7,846
Decrease in accounts payable	(293,160)	(289,718)
Decrease in accrued expenses	(66,058)	(134,139)
Total adjustments	370,911	(119,888)

Net Cash Used in Operating Activities	(1,617,751)	(3,182,109)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	-	(3,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	3,734	1,177,527

Net Cash Provided by Financing Activities	3,734	1,177,527

NET DECREASE IN CASH	(1,614,017)	(2,008,167)

CASH AT BEGINNING OF PERIOD	16,113,150	25,773,533

CASH AT END OF PERIOD	$14,499,133	$23,765,366

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 – Organization and Nature of Planned Business:

Business

Neurotrope BioScience was incorporated in Delaware on October 31, 2012. Neurotrope BioScience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope BioScience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 4).

Liquidity

As of May 4, 2018, the Company had approximately $13.8 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next 16 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our upcoming follow-on clinical study (estimated total cost $7.2 million). The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to pursue additional development projects in addition to our current confirmatory AD clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to pursue development of such other product candidates. If so, we could be required to delay, scale back or eliminate some or all of our additional contemplated development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the three months ended March 31, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2018, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2018 and December 31, 2017.

Loss Per Share:

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2018 and 2017, which were approximately 5.8 million shares and 5.8 million shares, respectively.

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

Note 3 – Collaborative Agreements:

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

Mt. Sinai License Agreement

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

Clinical Trial Services Agreements

On October 9, 2015, Neurotrope BioScience executed a Services Agreement (the “Services Agreement”) with Worldwide Clinical Trials (“WCT”), effective as of August 31, 2015. The Agreement relates to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT provided services to enroll approximately one hundred and fifty (150) Study subjects. The first Study site was initiated during the fourth quarter of 2015. The total estimated budget for the services, including pass-through costs, is approximately $9.4 million.

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with WCT. See Note 8 – “Subsequent Events.”

Also, in connection with the execution of the New Services Agreement, Neurotrope BioScience received consent pursuant to its CRE License Agreement (see Notes 4 and 8 below).

Note 4 – Related Party Transactions and Licensing / Research Agreements:

As of March 31, 2018, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding common stock as of March 31, 2018. Shana Phares served as Secretary/Treasurer of NRVI until June 2017.

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

Note 5 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2018	1,345,835	$20.10	8.8	$84.5
Options granted	70,000	$8.91
Less options forfeited	(72,500)	$17.96
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at March 31, 2018	1,343,335	$19.63	8.6	$84.5
Options exercisable at March 31, 2018	775,241	$22.91	8.2	$43.4

As of March 31, 2018, there was approximately $3.8 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.4 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options.

The fair value of stock options issued for the three months ended March 31, 2018 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 89.8%; Risk-free interest rate 2.87%; weighted average grant date fair value of $7.71 per share.

The total stock option-based compensation recorded as operating expense was $675,696 and $222,732 for the three months ended March 31, 2018 and 2017, respectively.

Note 6 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the three months ended March 31, 2018:

Number of shares
Warrants outstanding January 1, 2018	5,115,274
Warrants exercised	(11,668)
Warrants outstanding March 31, 2018	5,103,606

As of March 31, 2018, the Company’s warrants by exercise price were as follows: 149,772 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 7 – Contingencies

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

Note 8 – Subsequent Events

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with WCT, effective immediately. The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT provided services to enroll approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs and other statistical analyses, is approximately $7.2 million.

This confirmatory clinical trial will be conducted pursuant to an amendment to the Company’s existing IND. The Company has provided the FDA with the necessary filings for this clinical trial.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report filed on Form 10-K for the year ended December 31, 2017.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended March 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

The safety profile of bryostatin-1 20 µg was minimally different from the placebo group except for a higher incidence of diarrhea and infusion reactions (11% versus 2% for diarrhea and 17% versus 6% for infusion reactions). Fewer adverse events were reported in patients in the 20 µg group, compared to the 40 µg group. Patients dosed with 20 µg had a dropout rate less than or identical to placebo, while patients dosed at 40 µg experienced poorer safety and tolerability, and had a higher dropout rate. Treatment emergent adverse events (“TEAEs”) were mostly mild or moderate in severity. TEAEs, including serious adverse events, were more common in the 40 µg group, as compared to the 20 µg and placebo groups. The mean age of patients in the study was 72 years and similar across all three treatment groups.

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a more complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a post-hoc analysis of a comprehensive data set from our recent Phase 2 trial in patients with advanced Alzheimer’s disease (“AD”) found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. In addition, patients who did not receive memantine, an approved AD treatment, as background therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, rather than only alleviate its symptoms.

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

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. As such, we have again engaged WCT, in conjunction with consultants and investigators at leading academic institutions to collaborate on the design and conduct of the next trial, which began in April, 2018.

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

Use of bryostatin to treat a serious and deadly lysosomal storage disorder, Niemann-Pick Type C Disease (“NP-C”), is being explored by us in collaboration with the Icahn School of Medicine at Mount Sinai in New York City. NP-C mainly affects children who develop severe neurologic symptoms including gait disturbance and cognitive deficits early in life. There are approximately 3,500 NP-C patients in the United States and a similar number in Europe. Patients with NP-C have a gene defect that results in the loss of the “normal” NPC1 or NPC2 protein that is important for cholesterol trafficking.

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

We entered into a research collaboration with the International Rett Syndrome Foundation (“Foundation”), under the Rett Syndrome.org Scout Program, funded by the Foundation, whereby bryostatin will be tested using mouse models. We intend to explore whether bryostatin will activate key synaptic growth factors that are deficient in patients suffering from Rett Syndrome.

We are also advancing our drug development program through a licensing agreement with Stanford regarding the synthesis of bryologs and related technology.

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

There have been no changes in accounting policies during the three months ended March 31, 2018.

Comparison of the three months ended March 31, 2018 and March 31, 2017

The following table summarizes our results of operations for the three months ended March 31, 2018 and 2017:

	Three Months ended March 31,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$112,893	$12,455	$100,438	806.4%
Research and development expenses – Other	$89,250	$1,630,014	$(1,540,764)	(94.5)%
General and administrative expenses – Related party	$12,500	$1,918	$10,582	551.7%
General and administrative expenses – Other	$1,122,321	$1,223,101	$(100,780)	(8.2)%
Stock based compensation expenses – Related Party	$113,133	$33,217	$79,916	240.6%
Stock based compensation expenses - Other	$562,563	$189,515	$373,048	196.8%
Other income, net	$23,998	$27,999	$(4,001)	(14.3)%
Net loss	$1,988,662	$3,062,221	$(1,073,559)	(35.1)%

Revenues

We did not generate any revenues for the three months ended March 31, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2018 were $2,012,660 as compared to $3,090,220 for the three months ended March 31, 2017, a decrease of approximately 35%. The decrease in total operating expenses is due primarily to the decrease in research and development expenses associated primarily with completing our Phase 2 clinical trial in AD and a decrease in our general and administrative expenses, offset by the increase in related party research and development expenses and an increase in stock-based compensation expenses.

Research and Development Expenses

For the three months ended March 31, 2018, we incurred $112,893 of research and development expenses with a related party as compared to $12,455 for the three months ended March 31, 2017. The total amounts incurred during the three months ended March 31, 2018 were for patent maintenance expenses versus the total amounts incurred during the three months ended March 31, 2017 which consisted of lab testing of drug materials.

For the three months ended March 31, 2018, we incurred $89,250 in research and development expenses with non-related parties as compared to $1,630,014 for the three months ended March 31, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended March 31, 2018, $31,335 related to conducting our AD Phase 2 clinical trial, which was substantially completed in 2017, and related storage of drug product, $37,893 for clinical consulting services, $11,607 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,415 for development of alternative drug supply with Stanford University as compared to, for the three months ended March 31, 2017, $1,516,060 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $82,435 for clinical consulting services, $17,735 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $7,784 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our next Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended March 31, 2018 as compared to $1,918 for the three months ended March 31, 2017. The amounts for the three months ended March 31, 2018 and 2017, respectively, are attributable to director fees paid to members of the Board of Directors.

We incurred $1,122,321 and $1,223,101 of other general and administrative expenses for the three months ended March 31, 2018 and 2017, respectively, a decrease of approximately 8%. Of the amounts for the three months ended March 31, 2018, as compared to the comparable 2017 period: $386,663 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $438,470 for the 2017 comparable period; $152,351 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $331,652 for the 2017 comparable period, $213,233 was incurred for outside operations consulting services, as we paid certain consulting fees of $160,375 to recruiting consultants for our recent CEO executive search, versus $104,860 for the 2017 comparable period; $47,947 was incurred for travel expenses, versus $46,679 for the 2017 comparable period; $114,032 was incurred for investor relations services versus $88,061 for the 2017 comparable period; $62,327 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $71,700 for the 2017 comparable period; $107,079 was incurred for insurance, with the increase primarily relating to increased coverages, versus $55,002 for the 2017 comparable period, and; $38,689 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $86,675 for the 2017 comparable period which included expenses associated with the listing of our common stock on the Nasdaq Capital Market.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $113,133 and $33,217 for the three months ended March 31, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in 2017.

We incurred $562,563 and $189,515 of non-related party non-cash expenses for the three months ended March 31, 2018 and 2017, respectively. The increase for the comparable period is attributable to newly issued stock options in 2017.

Other Income, net

We earned $23,998 of interest income for the three months ended March 31, 2018 as compared to $8,674 for the three months ended March 31, 2017 on funds temporarily deposited in interest bearing money market accounts.  In addition, during the three months ended March 31, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $1,988,662 and $3,062,221 for the three months ended March 31, 2018 and 2017, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial and the decrease in our general and administrative expenses, offset by the increases in stock-based compensation expense and our related party research and development activities. Earnings (losses) per common share were ($0.25) and ($0.43) for the three months ended March 31, 2018 and 2017, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the three months ended March 31, 2018 excludes 5,103,606 warrants and options to purchase 1,343,335 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended March 31, 2017, the computation excludes 5,154,499 warrants and options to purchase 683,235 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2018, we had an accumulated deficit of $64,648,469 and had working capital of $13,556,770 as compared to working capital of $14,865,304 as of December 31, 2017. The $1,308,534 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense, of $1,312,966 for the three months ended March 31, 2018, partially offset by net proceeds from the exercise of warrants totaling $3,734.

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

	Three Months ended March 31,
	2018	2017
Cash used in operating activities	$(1,617,751)	$(3,182,109)
Cash used in investing activities	-	(3,585)
Cash provided by financing activities	3,734	1,177,527

Net Cash Used in Operating Activities

Cash used in operating activities was $1,617,751 for the three months ended March 31, 2018, compared to $3,182,109 for the three months ended March 31, 2017. The $1,564,358 decrease primarily resulted from the decreased net loss, the utilization of prepaid expenses and a decrease in accrued expenses, for the three months ended March 31, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2018 compared to $3,585 for the three months ended March 31, 2017. The cash used in investing activities was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3,734 for the three months ended March 31, 2018 compared to net cash provided by financing activities of $1,177,527 for the three months ended March 31, 2017. The cash provided by financing activities during the three months ended March 31, 2018 and 2017, respectively, was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our historical private placements.

As of May 4, 2018, we have paid WCT approximately $9.4 million relating to our recently completed Phase 2 clinical trial. This amount represents the total for the Phase 2 clinical trial.

As of May 4, 2018, we had approximately $13.8 million in cash, cash equivalents. We expect that our existing capital resources will be sufficient to support our projected operating requirements for at least the next 16 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to fund our confirmatory clinical study treating patients similar to those in our recently completed Phase 2 study. We also plan to possibly initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate, pursue and complete clinical trials and development of bryostatin following our upcoming confirmatory clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of March 31, 2018.

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

Management has implemented certain measures including additional cash controls and other review and approval processes by the Company’s management team. The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties when the Company’s operations and revenues have grown to the point of warranting such controls.

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

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2017. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the quarter ended March 31, 2018.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: May 14, 2018	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: May 14, 2018	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Filed herewith.

