Form 10-Q
period 2018-06-30
Neurotrope, Inc.
filed 2018-08-10
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   333-172647

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(973) 242-0005

(Registrant’s telephone number, including area code)

205 East 42nd Street, 17th Floor

New York, NY 10017

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

(Do not check if smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 10, 2018, there were 7,909,693 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	June 30,	December 31,
	2018	2017
CURRENT ASSETS
Cash and cash equivalents	$11,819,900	$16,113,150
Prepaid expenses	1,155,274	310,437

TOTAL CURRENT ASSETS	12,975,174	16,423,587

Fixed assets, net of accumulated depreciation	22,236	20,655

TOTAL ASSETS	$12,997,410	$16,444,242

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$870,340	$1,240,033
Accrued expenses	145,735	268,250
Accrued expenses - related party	75,000	50,000

TOTAL CURRENT LIABILITIES	1,091,075	1,558,283

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
7,909,693 shares issued and outstanding at June 30, 2018;
7,895,859 shares issued and outstanding at December 31, 2017	791	790
Additional paid-in capital	78,676,539	77,544,976
Accumulated deficit	(66,770,995)	(62,659,807)

TOTAL SHAREHOLDERS' EQUITY	11,906,335	14,885,959

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,997,410	$16,444,242

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

OPERATING EXPENSES:
Research and development - related party	$162,893	$89,188	$50,000	$76,733
Research and development	776,179	2,917,971	686,929	1,287,957
General and administrative - related party	25,000	14,418	12,500	12,500
General and administrative	2,075,376	2,581,000	953,055	1,357,899
Stock-based compensation - related party	174,936	66,803	61,803	33,586
Stock-based compensation	952,201	384,518	389,638	195,003

TOTAL OPERATING EXPENSES	4,166,585	6,053,898	2,153,925	2,963,678

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	-	(34,274)	-	-
Gain on settlement of lease obligation	-	53,599	-	-
Interest income	55,397	26,457	31,399	17,783

Net loss before income taxes	(4,111,188)	(6,008,116)	(2,122,526)	(2,945,895)

Provision for income taxes	-	-	-	-

Net loss	$(4,111,188)	$(6,008,116)	$(2,122,526)	$(2,945,895)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.52)	$(0.79)	$(0.27)	$(0.38)

Basic and diluted weighted average common shares outstanding	7,905,300	7,562,300	7,908,100	7,793,700

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	1,127,137	-	1,127,137

Net loss	-	-	-	(4,111,188)	(4,111,188)

Balance June 30, 2018	7,909,693	$791	$78,676,539	$(66,770,995)	$11,906,335

 See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,111,188)	$(6,008,116)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	1,127,137	451,321
Consulting services paid by issuance of common stock	-	104,540
Depreciation expense	1,605	2,498
Loss on abandonment of fixed assets	-	34,274
Change in assets and liabilities
Increase in prepaid expenses	(844,837)	(41,033)
Increase (Decrease) in accrued expenses - related party	25,000	(4,609)
Decrease in accounts payable	(369,693)	(36,381)
Decrease in accrued expenses	(122,515)	(137,783)
Total adjustments	(183,303)	372,827

Net Cash Used in Operating Activities	(4,294,491)	(5,635,289)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,186)	(3,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	4,427	1,331,265

Net Cash Provided by Financing Activities	4,427	1,331,265

NET DECREASE IN CASH	(4,293,250)	(4,307,609)

CASH AT BEGINNING OF PERIOD	16,113,150	25,773,533

CASH AT END OF PERIOD	$11,819,900	$21,465,924

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

Liquidity

As of August 10, 2018, the Company had approximately $11.3 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next 13 months from August 2018, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our upcoming follow-on clinical study (estimated total cost $7.2 million). As of August 10, 2018, the Company has paid WCT approximately $1.4 million. The balance of the funds will be used for general corporate and working capital purposes.

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

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the six months ended June 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2018, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2018 and December 31, 2017.

Loss Per Share:

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2018 and 2017, which were approximately 6.4 million shares and 5.8 million shares, respectively.

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

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. We are required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as define in the Stanford Agreement). In addition, we must need specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties on net sales, if any, of Licensed Products (as defined in the Stanford Agreement).

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

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials. The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs and other statistical analyses, is approximately $7.2 million. Of the total estimated Study costs, as of June 30, 2018, the Company has incurred approximately $800,000 in expenses and has paid WCT $1.2 million of prepaid deposits. The balance included in prepaid expenses is approximately $1.05 million.

As of August 10, 2018, the Company has enrolled its first patient and is in the process of completing contracts with the approximately 30 clinical sites that will participate in the Study.

This confirmatory clinical trial will be conducted pursuant to an amendment to the Company’s existing Investigational New Drug Application IND.

Also, in connection with the execution of the New Services Agreement, Neurotrope BioScience received consent pursuant to its CRE License Agreement (see Notes 4 and 8 below).

Note 4 – Related Party Transactions and Licensing / Research Agreements:

As of June 30, 2018, James Gottlieb, a director of the Company, served as a director of CRE, and Shana Phares, also a director of the Company, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding common stock as of June 30, 2018. Shana Phares served as Secretary/Treasurer of NRVI until June 2017.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the CRE License Agreement required Neurotrope BioScience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services.

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

Note 5 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2018	1,345,835	$20.10	8.8	$353.0
Options granted	70,000	$8.91		$46.0
Less options forfeited	(89,372)	$14.57
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at June 30, 2018	1,326,463	$19.63	8.4	$399.0
Options exercisable at June 30, 2018	825,217	$22.57	8.0	$192.8

As of June 30, 2018, there was approximately $3.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options.

The fair value of stock options issued for the six months ended June 30, 2018 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 89.8%; Risk-free interest rate 2.87%; weighted average grant date fair value of $7.71 per share.

The total stock option-based compensation recorded as operating expense was $1,127,138 and $451,321 for the six months ended June 30, 2018 and 2017, respectively.

See Note 8 below (“Subsequent Events”) for recent stock option grants.

Note 6 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the six months ended June 30, 2018:

Number of shares
Warrants outstanding January 1, 2018	5,115,274
Warrants exercised	(13,834)
Warrants outstanding June 30, 2018	5,101,440

As of June 30, 2018, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 7 – Contingencies

Since May 17, 2017, two purported class action lawsuits were commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiffs filed their Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint named as defendants the Company, its former Chief Executive Officer and its co-founder and President/Chief Scientific Officer.  The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by the Company in certain press releases and in its Annual Report on Form 10-K relating to the results stemming from our Phase 2 clinical trial for bryostatin.  Plaintiffs sought, among other things, damages for purchasers of the Company’s securities between January 7, 2016 and July 18, 2017.

On November 21, 2017, the Company and the other named defendants filed a motion to dismiss all of the claims (the “Motion”).  On June 4, 2018 the Court granted the Motion and dismissed with prejudice the NY Litigation.  Plaintiffs’ time to appeal the Court’s decision expired on July 5, 2018.

Additionally, on August 3, 2017 a derivative action was filed against the Company and all members of the Board of Directors at that time.  The lawsuit alleged that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of the Company’s Phase 2 clinical trials for bryostatin.  The Company and the Board of Directors reached an agreement with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  On July 24, 2018, after reviewing the decision in the NY Litigation, Plaintiff voluntarily dismissed the derivative action.

Note 8 – Subsequent Events

During July 2018, the Company granted stock options to purchase 110,000 shares of the Company’s common stock to the five members of the Company’s newly-formed Scientific Advisory Board. The stock options have a ten year life and provide the holders the right to purchase common stock at $10.23 per share. 90,000 of the stock options vest over a three-year period on each one year anniversary date post issuance, 20,000 vest quarterly over a three-year period.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended June 30, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Pursuant to the CRE License, Neurotrope BioScience maintained its exclusive (except as described below), non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II, LLC by CRE as of or subsequent to October 31, 2012 to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. Furthermore, on July 10, 2015 under the terms of the Statement of Work and Account Satisfaction Agreement dated February 4, 2015, Neurotrope BioScience’s rights relating to an in vitro diagnostic test system reverted to CRE and, accordingly, Neurotrope BioScience no longer has any rights under the CRE License for diagnostic applications using the CRE patent portfolio or technology.

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

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. As such, we have again engaged WCT, in conjunction with consultants and investigators at leading academic institutions to collaborate on the design and conduct of the next trial, which began in April, 2018. During July 2018, the first patient was enrolled in this study.

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

A study was funded by several family foundations under the auspices of SOAR-NPC. This study examined the effects of various dosing regimens of bryostatin in NP-C mice over a brief treatment period. Although bryostatin showed mixed results in vivo, the SOAR study did not find encouraging results with its in vivo animal model. Another in vivo study began at the beginning of 2016, and was completed at Mt. Sinai, to evaluate the effect of bryostatin in an animal model (NPC1 mice) of Niemann-Pick Type C. Depending upon available funding, we will work towards completion of the necessary pre-clinical work in order to file and obtain FDA approval of an IND, or investigational new drug application. We are encouraged by preliminary data in the NPC1 animal model. Assuming that the pre-clinical work shows positive activity, we expect to apply for orphan drug designation for this indication.

We entered into a research collaboration with the International Rett Syndrome Foundation (“Foundation”), under the Rett Syndrome.org Scout Program, funded by the Foundation, whereby bryostatin will continue to be tested using mouse models. We intend to further explore whether bryostatin will activate key synaptic growth factors that are deficient in patients suffering from Rett Syndrome.

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

There have been no changes in accounting policies during the six months ended June 30, 2018.

Comparison of the six months ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2017:

	Six Months ended June 30,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$162,893	$89,188	$73,705	82.6%
Research and development expenses – Other	$776,179	$2,917,971	$(2,141,792)	(73.4)%
General and administrative expenses – Related party	$25,000	$14,418	$10,582	73.4%
General and administrative expenses – Other	$2,075,376	$2,581,000	$(505,624)	(19.6)%
Stock based compensation expenses – Related Party	$174,936	$66,803	$108,133	161.9%
Stock based compensation expenses - Other	$952,201	$384,518	$567,683	147.6%
Other income, net	$55,397	$45,782	$9,615	21.0%
Net loss	$4,111,188	$6,008,116	$(1,896,928)	(31.6)%

Revenues

We did not generate any revenues for the six months ended June 30, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2018 were $4,166,585 as compared to $6,053,898 for the six months ended June 30, 2017, a decrease of approximately 31%. The decrease in total operating expenses is due primarily to the decrease in research and development expenses associated primarily with completing our Phase 2 clinical trial in AD offset by the initiation of our confirmatory Phase 2 trial and a decrease in our general and administrative expenses, offset by the increase in related party research and development expenses and an increase in stock-based compensation expenses.

Research and Development Expenses

For the six months ended June 30, 2018, we incurred $162,893 of research and development expenses with a related party as compared to $89,188 for the six months ended June 30, 2017. The total amounts incurred during the six months ended June 30, 2018 were for patent maintenance expenses versus the total amounts incurred during the six months ended June 30, 2017 which consisted of lab testing of drug materials.

For the six months ended June 30, 2018, we incurred $776,179 in research and development expenses with non-related parties as compared to $2,917,971 for the six months ended June 30, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the six months ended June 30, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $832,011 incurred relating to our current confirmatory clinical trial, and related storage of drug product, $72,372 for clinical consulting services, $20,735 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $14,461 for development of alternative drug supply with Stanford University as compared to, for the six months ended June 30, 2017, $2,599,302 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $251,218 for clinical consulting services, $40,189 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $12,000 for orphan drug development costs and $15,262 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our next Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $25,000 for the six months ended June 30, 2018 as compared to $14,418 for the six months ended June 30, 2017. The amounts for the six months ended June 30, 2018 and 2017, respectively, are attributable to director fees paid to members of the Board of Directors.

We incurred $2,075,376 and $2,581,000 of other general and administrative expenses for the six months ended June 30, 2018 and 2017, respectively, a decrease of approximately 20%. Of the amounts for the six months ended June 30, 2018, as compared to the comparable 2017 period: $835,173 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $875,344 for the 2017 comparable period; $279,176 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $781,431 for the 2017 comparable period as the Company incurred additional expenses relating to regulatory matters, $308,275 was incurred for outside operations consulting services, as we paid certain consulting fees of $160,375 to recruiting consultants for our recent CEO executive search, versus $195,476 for the 2017 comparable period; $90,130 was incurred for travel expenses, versus $93,493 for the 2017 comparable period; $168,186 was incurred for investor relations services versus $220,513 for the 2017 comparable period which included expenses relating to announcing top-line results of our Phase 2 clinical trial; $84,552 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $102,755 for the 2017 comparable period; $214,208 was incurred for insurance, with the increase primarily relating to increased coverages, versus $178,473 for the 2017 comparable period; and $95,675 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $133,518 for the 2017 comparable period which included expenses associated with the listing of our common stock on the Nasdaq Capital Market.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $174,936 and $66,803 for the six months ended June 30, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in late 2017.

We incurred $952,201 and $384,518 of non-related party non-cash expenses for the six months ended June 30, 2018 and 2017, respectively. The increase for the comparable period is attributable to newly issued stock options in late 2017.

Other Income, net

We earned $55,397 of interest income for the six months ended June 30, 2018 as compared to $26,457 for the six months ended June 30, 2017 on funds temporarily deposited in interest bearing money market accounts.  In addition, during the six months ended June 30, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $4,111,188 and $6,008,116 for the six months ended June 30, 2018 and 2017, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial and the decrease in our general and administrative expenses, offset by the increases in stock-based compensation expense and our related party research and development activities. Earnings (losses) per common share were ($0.52) and ($0.82) for the six months ended June 30, 2018 and 2017, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the six months ended June 30, 2018 excludes 5,101,440 warrants and options to purchase 1,326,463 shares of our common stock as they are anti-dilutive due to our net loss. For the six months ended June 30, 2017, the computation excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended June 30, 2018 and June 30, 2017

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2017:

	Three Months ended June 30,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$50,000	$76,733	$(26,733)	(34.8)%
Research and development expenses – Other	$686,929	$1,287,957	$(601,028)	(46.7)%
General and administrative expenses – Related party	$12,500	$12,500	$0	0%
General and administrative expenses – Other	$953,055	$1,357,899	$(404,844)	(29.8)%
Stock based compensation expenses – Related Party	$61,803	$33,586	$28,217	84.0%
Stock based compensation expenses - Other	$389,638	$195,003	$194,635	99.8%
Other income, net	$31,399	$17,783	$13,616	76.6%
Net loss	$2,122,526	$2,945,895	$(823,369)	(27.9)%

Revenues

We did not generate any revenues for the three months ended June 30, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2018 were $2,153,925 as compared to $2,963,678 for the three months ended June 30, 2017, a decrease of approximately 27%. The decrease in total operating expenses is due primarily to the decrease in research and development expenses associated primarily with completing our Phase 2 clinical trial in AD, offset by the initiation of our confirmatory Phase 2 trial and a decrease in our general and administrative expenses, offset by the increase in related party research and development expenses and an increase in stock-based compensation expenses.

Research and Development Expenses

For the three months ended June 30, 2018, we incurred $50,000 of research and development expenses with a related party as compared to $76,733 for the three months ended June 30, 2017. The total amounts incurred during the three months ended June 30, 2018 were for patent maintenance expenses versus the total amounts incurred during the three months ended June 30, 2017 which consisted of lab testing of drug materials.

For the three months ended June 30, 2018, we incurred $686,929 in research and development expenses with non-related parties as compared to $1,287,957 for the three months ended June 30, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the initiation of our confirmatory Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended June 30, 2018, a credit of $163,400 was reflected related to closing out our previous AD Phase 2 clinical trial which was substantially completed in 2017, plus $800,677 relating to our current confirmatory Phase 2 clinical trial, and related storage of drug product, $34,479 for clinical consulting services, $9,128 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $6,045 for development of alternative drug supply with Stanford University as compared to, for the three months ended June 30, 2017, $1,083,243 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $168,782 for clinical consulting services, $22,454 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $7,478 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our next Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended June 30, 2018 and 2017. The amounts for the three months ended June 30, 2018 and 2017, respectively, are attributable to director fees paid to members of the Board of Directors.

We incurred $953,055 and $1,357,899 of other general and administrative expenses for the three months ended June 30, 2018 and 2017, respectively, a decrease of approximately 30%. Of the amounts for the three months ended June 30, 2018, as compared to the comparable 2017 period: $448,511 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $436,874 for the 2017 comparable period; $126,826 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $449,779 for the 2017 comparable period which included expenses relating to regulatory matters, $95,041 was incurred for outside operations consulting services, as we paid certain consulting fees of $160,375 to recruiting consultants for our recent CEO executive search, versus $90,615 for the 2017 comparable period; $42,183 was incurred for travel expenses, versus $46,814 for the 2017 comparable period; $54,154 was incurred for investor relations services versus $132,448 for the 2017 comparable period primarily relating to announcing top-line results of our Phase 2 clinical trial; $22,225 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $31,055 for the 2017 comparable period; $107,129 was incurred for insurance, with the increase primarily relating to increased coverages, versus $123,471 for the 2017 comparable period, and; $56,986 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $46,843 for the 2017 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $61,803 and $33,586 for the three months ended June 30, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in late 2017.

We incurred $389,638 and $195,003 of non-related party non-cash expenses for the three months ended June 30, 2018 and 2017, respectively. The increase for the comparable period is attributable to newly issued stock options in late 2017.

Other Income, net

We earned $31,399 of interest income for the three months ended June 30, 2018 as compared to $17,783 for the three months ended June 30, 2017 on funds temporarily deposited in interest bearing money market accounts.

Net loss and loss per share

We incurred losses of $2,122,526 and $2,945,895 for the three months ended June 30, 2018 and 2017, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial and the decrease in our general and administrative expenses, offset by the increases in stock-based compensation expense and our related party research and development activities. Earnings (losses) per common share were ($0.27) and ($0.38) for the three months ended June 30, 2018 and 2017, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the three months ended June 30, 2018 excludes 5,101,440 warrants and options to purchase 1,326,463 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended June 30, 2017, the computation excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2018, we had an accumulated deficit of $66,770,995 and had working capital of $11,884,099 as compared to working capital of $14,865,304 as of December 31, 2017. The $2,981,205 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense, of $1,127,143 for the six months ended June 30, 2018, partially offset by net proceeds from the exercise of warrants totaling $4,427.

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

	Six Months ended June 30,
	2018	2017
Cash used in operating activities	$(4,294,491)	$(5,635,289)
Cash used in investing activities	(3,186)	(3,585)
Cash provided by financing activities	4,427	1,331,265

Net Cash Used in Operating Activities

Cash used in operating activities was $4,294,491 for the six months ended June 30, 2018, compared to $5,635,289 for the six months ended June 30, 2017. The $1,340,798 decrease primarily resulted from the decreased net loss, the utilization of prepaid expenses and a decrease in accounts payable and accrued expenses, for the six months ended June 30, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,186 for the six months ended June 30, 2018 compared to $3,585 for the six months ended June 30 2017. The cash used in investing activities was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,427 for the six months ended June 30, 2018 compared to net cash provided by financing activities of $1,331,265 for the six months ended June 30, 2017. The cash provided by financing activities during the six months ended June 30, 2018 and 2017, respectively, was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our historical private placements.

As of August 10, 2018, we have paid WCT approximately $9.4 million relating to our recently completed Phase 2 clinical trial, representing the total for that clinical trial, and approximately $1.2 million relating to our recently initiated confirmatory trial for deposit payments in advance of WCT incurring expenses associated with the new trial.

As of August 10, 2018, we had approximately $11.3 million in cash, cash equivalents. We expect that our existing capital resources will be sufficient to support our projected operating requirements for at least the next 13 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to fund our confirmatory clinical study treating patients similar to those in our recently completed Phase 2 study. We also plan to possibly initiate an open label study in Fragile X syndrome. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate, pursue and complete clinical trials and development of bryostatin following our recently initiated confirmatory clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

Since May 17, 2017, two purported class action lawsuits were commenced in the United States District Court for the Southern District of New York (the “NY Litigation”).  On August 10, 2017, the lawsuits were consolidated and Plaintiffs filed their Amended Consolidated Complaint on October 9, 2017.  The Amended Consolidated Complaint named as defendants us, our former Chief Executive Officer and our co-founder and President/Chief Scientific Officer.  The lawsuit alleged violations of the Securities Exchange Act of 1934, as amended, in connection with allegedly false and misleading statements made by us in certain press releases and in our Annual Report on Form 10-K relating to the results stemming from our Phase 2 clinical trial for bryostatin.  Plaintiffs sought, among other things, damages for purchasers of our securities between January 7, 2016 and July 18, 2017.

On November 21, 2017, we and the other named defendants filed a motion to dismiss all of the claims (the “Motion”).  On June 4, 2018 the Court granted the Motion and dismissed with prejudice the NY Litigation.  Plaintiffs’ time to appeal the Court’s decision expired on July 5, 2018.

Additionally, on August 3, 2017 a derivative action was filed against us and all members of the Board of Directors at that time.  The lawsuit alleged that the Board of Directors breached its fiduciary duty by making misleading statements and omitting information pertaining to the results of our Phase 2 clinical trials for bryostatin.  We and the Board of Directors reached an agreement with counsel for the Plaintiff to stay this action pending a decision by the Court in the NY Litigation.  On July 24, 2018, after reviewing the decision in the NY Litigation, Plaintiff voluntarily dismissed the derivative action.

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

Because our development activities are expected to rely heavily on sensitive and personal information, an area which is highly regulated by privacy laws, we may not be able to generate, maintain or access essential patient samples or data to continue our research and development efforts in the future on reasonable terms and conditions, which may adversely affect our business.

Although we are not subject to the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as we are neither a Covered Entity nor Business Associate (as defined in HIPAA and the Health Information Technology and Clinical Health Act (the “HITECH Act”)), we may have access to very sensitive data regarding patients whose tissue samples are used in our studies. This data will contain information that is personal in nature. The maintenance of this data is subject to certain privacy-related laws, which impose upon us administrative and financial burdens, and litigation risks. In the United States, numerous federal and state laws and regulations, including state data breach notification laws, state health information privacy laws and federal and state consumer protection laws govern the collection, use, disclosure and protection of health-related and other personal information. For instance, the rules promulgated by the Department of Health and Human Services under HIPAA create national standards to protect patients’ medical records and other personal information in the U.S. These rules require that healthcare providers and other covered entities obtain written authorizations from patients prior to disclosing protected health care information of the patient to companies. If the patient fails to execute an authorization or the authorization fails to contain all required provisions, then we will not be allowed access to the patient’s information and our research efforts can be substantially delayed. Furthermore, use of protected health information that is provided to us pursuant to a valid patient authorization is subject to the limits set forth in the authorization (i.e., for use in research and in submissions to regulatory authorities for product approvals). As such, we are required to implement policies, procedures and reasonable and appropriate security measures to protect individually identifiable health information we receive from covered entities, and to ensure such information is used only as authorized by the patient. Any violations of these rules by us could subject us to civil and criminal penalties and adverse publicity, and could harm our ability to initiate and complete clinical trials required to support regulatory applications for our product candidates. In addition, HIPAA does not replace federal, state, or other laws that may grant individuals even greater privacy protections.

International data protection laws and regulations may also apply to some or all of our clinical data obtained outside of the U.S. For example, in April 2016, the EU approved a new data protection regulation, known as the General Data Protection Regulation (the “GDPR”), which become effective in May 2018. The GDPR includes new operational requirements for companies that receive or process personal data of EU residents, as well as significant penalties for non-compliance. Complying with the GDPR may cause us to incur substantial operational costs or require us to change our business practices.

Failure to comply with data protection laws and regulations could result in government enforcement actions, which may involve civil and criminal penalties, private litigation and/or adverse publicity and could negatively affect our operating results and business. Claims that we have violated individuals' privacy rights or breached our contractual obligations, even if we are not found liable, could be expensive and time-consuming to defend and could result in adverse publicity that could harm our business.

We can provide no assurance that future legislation will not prevent us from generating or maintaining personal data or that patients will consent to the use of their personal information, either of which may prevent us from undertaking or publishing essential research. These burdens or risks may prove too great for us to reasonably bear, and may adversely affect our ability to achieve profitability or maintain profitably in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the three months ended June 30, 2018.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: August 10, 2018	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: August 10, 2018	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

