Form 10-Q
period 2018-09-30
Neurotrope, Inc.
filed 2018-10-30
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of October 28, 2018, there were 7,909,693 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30 2018	December 31, 2017

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$9,743,377	$16,113,150
Prepaid expenses	1,231,906	310,437

TOTAL CURRENT ASSETS	10,975,283	16,423,587

Fixed assets, net of accumulated depreciation	21,325	20,655

TOTAL ASSETS	$10,996,608	$16,444,242

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,484,490	$1,240,033
Accounts payable - related party	112,900	-
Accrued expenses	89,001	268,250
Accrued expenses - related party	25,000	50,000

TOTAL CURRENT LIABILITIES	1,711,391	1,558,283

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value; 7,909,693 shares issued and outstanding at September 30, 2018; 7,895,859 shares issued and outstanding at December 31, 2017	791	790
Additional paid-in capital	79,224,775	77,544,976
Accumulated deficit	(69,940,349)	(62,659,807)

TOTAL SHAREHOLDERS’ EQUITY	9,285,217	14,885,959

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,996,608	$16,444,242

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017

OPERATING EXPENSES:
Research and development - related party	$225,793	$164,619	$62,900	$75,431
Research and development	2,450,566	3,662,589	1,674,387	744,618
General and administrative - related party	37,500	26,918	12,500	12,500
General and administrative	2,980,105	3,833,962	904,729	1,252,962
Stock based compensation - related party	235,434	100,758	60,498	33,955
Stock-based compensation	1,439,939	581,664	487,738	197,146

TOTAL OPERATING EXPENSES	7,369,337	8,370,510	3,202,752	2,316,612

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	-	(34,274)	-	-
Gain on settlement of lease obligation	-	53,599	-	-
Interest income	88,795	46,755	33,398	20,298

Net loss before income taxes	(7,280,542)	(8,304,430)	(3,169,354)	(2,296,314)

Provision for income taxes	-	-	-	-

Net loss	$(7,280,542)	$(8,304,430)	$(3,169,354)	$(2,296,314)

PER SHARE DATA:

Basic and diluted loss per common share	$(0.92)	$(1.08)	$(0.40)	$(0.29)

Basic and diluted weighted average common shares outstanding	7,906,800	7,674,600	7,909,600	7,894,400

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	1,675,373	-	1,675,373

Net loss	-	-	-	(7,280,542)	(7,280,542)

Balance September 30, 2018	7,909,693	$791	$79,224,775	$(69,940,349)	$ 9,285,217

 See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,280,542)	$(8,304,430)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	1,675,373	682,422
Consulting services paid by issuance of common stock	-	121,645
Depreciation expense	2,516	3,176
Loss on abandonment of fixed assets	-	34,274
Change in assets and liabilities
Increase in prepaid expenses	(921,469)	(292,718)
(Increase) decrease in accounts payable	244,457	(549,727)
Increase in accounts payable - related party	112,900	-
Decrease in accrued expenses	(179,249)	(140,717)
Decrease in accrued expenses - related party	(25,000)	(4,609)
Total adjustments	909,528	(146,254)

Net Cash Used in Operating Activities	(6,371,014)	(8,450,684)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of property and equipment	(3,186)	(3,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of common stock warrants	4,427	1,331,265

Net Cash Provided by Financing Activities	4,427	1,331,265

NET DECREASE IN CASH	(6,369,773)	(7,123,004)

CASH AT BEGINNING OF PERIOD	16,113,150	25,773,533

CASH AT END OF PERIOD	$9,743,377	$18,650,529

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

Liquidity

As of October 28, 2018, the Company had approximately $9.5 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements into the beginning of November 2019, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our ongoing follow-on clinical study (estimated revised total cost $7.3 million - see Note 3). $5.3 million for the ongoing confirmatory clinical trial is anticipated to be paid over the next nine to 12 months, with a total of approximately $4.2 million for general corporate and working capital purposes spread over the next approximately 13 months. The Company’s ability to fund operations past November of 2019 is dependent upon the Company’s ability to obtain additional financing through equity and/or debt financing arrangements and grant funding. There can be no assurances that additional financing will be available on acceptable terms to the Company, or at all. If any material unforeseen contingencies were to arise during the next twelve months, the Company could be required to implement cost reduction strategies or curtail operations if the Company is unable to obtain additional financing to meet obligations as they come due.

We expect to require additional capital in order to pursue additional development projects in addition to our current confirmatory AD clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, or if we incur unforeseen additional material costs or expenses during the next 12 months, we may not be able to pursue development of such other product candidates. If so, we could be required to delay, scale back or eliminate some or all of our existing or additional contemplated development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Basis of Presentation

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) have been condensed or omitted. However, the Company believes that the disclosures included in these financial statements are adequate to make the information presented not misleading. The unaudited condensed consolidated financial statements included in this document have been prepared on the same basis as the annual consolidated financial statements, and in our opinion reflect all adjustments, which include normal recurring adjustments necessary for a fair presentation in accordance with GAAP and SEC regulations for interim financial statements. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2018, the Company’s cash balances exceed the current insured amounts under the Federal Deposit Insurance Corporation.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2018 and December 31, 2017.

Loss Per Share:

Basic loss per common share amounts are based on weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2018 and 2017, which were approximately 6.5 million shares and 5.8 million shares, respectively.

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

The Company has concluded that there are no significant uncertain tax positions requiring recognition in the accompanying financial statements. The tax period that is subject to examination by major tax jurisdictions is generally three years from the date of filing.

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company's ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company's inception, due to the significant costs and complexities associated with such study.

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

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. We are required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement). In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties on net sales, if any, of Licensed Products (as defined in the Stanford Agreement).

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

Mt. Sinai License Agreement

On July 14, 2014, Neurotrope BioScience entered into an Exclusive License Agreement (the “Mount Sinai Agreement”) with the Icahn School of Medicine at Mount Sinai (“Mount Sinai”). Pursuant to the Mount Sinai Agreement, Mount Sinai granted Neurotrope BioScience (a) a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under Mount Sinai’s interest in certain joint patents held by the Company and Mount Sinai (the “Joint Patents”) as well as in certain results and data (the “Data Package”) and (b) a non-exclusive license, with the right to grant sublicenses on certain conditions, to certain technical information, both relating to the diagnostic, prophylactic or therapeutic use for treating diseases or disorders in humans relying on activation of Protein Kinase C Epsilon (“PKCε”), which includes Niemann-Pick Disease (the “Mount Sinai Field of Use”). The Mount Sinai Agreement allows Neurotrope BioScience to research, discover, develop, make, have made, use, have used, import, lease, sell, have sold and offer certain products, processes or methods that are covered by valid claims of Mount Sinai’s interest in the Joint Patents or an Orphan Drug Designation Application covering the Data Package (“Mount Sinai Licensed Products”) in the Mount Sinai Field of Use (as such terms are defined in the Mount Sinai Agreement).

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.3 million based upon the progress of the Study. Of the total estimated Study costs, as of September 30, 2018, the Company has incurred approximately $2.0 million in expenses of which WCT has been paid a total of approximately $1.8 million and approximately $200,000 has been paid to other trial-related vendors and consultants. Of the $1.8 million paid to WCT, $1.2 million was for prepaid deposits and $600,000 in progress payments. The Company has utilized $400,000 of the prepaid deposits, leaving a balance included in prepaid expenses of approximately $800,000.

As of October 29, 2018, the Company is ahead of plan for its current clinical Study, having enrolled 37 patients into the dosing phase. Contracts have been finalized with 28 clinical sites that will participate in the Study.

This confirmatory clinical trial will be conducted pursuant to an amendment to the Company’s existing Investigational New Drug Application (“IND”).

Also, in connection with the execution of the New Services Agreement, Neurotrope BioScience received consent pursuant to its CRE License Agreement (see Note 4 below).

Nemours Agreement

On September 5, 2018, the Company announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X Syndrome (“Fragile X”). The planned protocol for the pilot open-label trial will dose Fragile X patients from 8 to less than 18 years of age, using a dosing regimen similar to that being tested in AD patients. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. The total estimated cost of this proposed trial to the Company is approximately $100,000.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

James Gottlieb, a director of the Company, serves as a director of CRE, and Shana Phares, also a director of the Company, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRVI”), which owned 3.6% of the Company's outstanding common stock as of September 30, 2018.

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

Note 5 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2018	1,345,835	$20.10	8.8
Options granted	180,000	$9.70
Less options forfeited	(101,874)	$16.98
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at September 30, 2018	1,423,961	$19.01	8.3	$208.8
Options exercisable at September 30, 2018	862,298	$22.33	7.9	$120.8

During July 2018, the Company granted stock options to purchase an aggregate of 110,000 shares of the Company’s common stock to the five members of the Company’s newly-formed Scientific Advisory Board. The stock options have exercise prices of $10.19 and $10.23 per share and an expiration date that is ten years from the date of issuance. Options to purchase 90,000 shares of common stock vest in equal installments on the first, second and third anniversary of the date of issuance; options to purchase the remaining 20,000 shares of common stock vest quarterly over a three-year period.

As of September 30, 2018, there was approximately $3.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the nine months ended September 30, 2018 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 91.0%; Risk-free interest rate 2.86%; and grant date stock price of $9.70. The weighted average grant date fair value of options granted for the nine months ended September 30, 2018 is $8.48 per share.

The total stock option-based compensation recorded as operating expense was $1,675,373 and $682,422 for the nine months ended September 30, 2018 and 2017, respectively.

Note 6 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the nine months ended September 30, 2018:

Number of shares
Warrants outstanding January 1, 2018	5,115,274
Warrants exercised	(13,834)
Warrants outstanding September 30, 2018	5,101,440

As of September 30, 2018, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

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

Basis of Presentation

The unaudited financial statements for the fiscal quarters ended September 30, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

Ongoing Confirmatory Phase 2 Clinical Trial

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

As of October 16, 2018, the Company has signed up 28 clinical sites and has screened 82 patients. Of the total screened patients, 31 have been randomized and continue to be dosed.

To the extent resources permit, we intend to pursue development of selected technology platforms with indications related to the treatment of AD and other neurodegenerative disorders based on our current licensed technology and / or technologies available from third party licensors or collaborators.

Scientific Advisory Board

The Company has established a Scientific Advisory Board (“SAB”) comprised of experts in the fields of AD and other neurological diseases.

Scientific Advisory Board Chairperson & Members

Martin R. Farlow, (Chairperson) MD, Professor Emeritus in the Department of Neurology at Indiana University and co-director of the Alzheimer's Disease Center at Indiana University. Dr. Farlow received his medical degree from Indiana University School of Medicine. Following graduation, he completed an internship in Internal Medicine and a residency in Neurology. Dr. Farlow’s research focuses on clinical trials of investigational drugs for the treatment of AD and related dementias and has been the lead investigator for several major studies including tacrine, donepezil and rivastigmine.

Paul Coleman PhD, has been an Associate at the University of Arizona (UA) McKnight Brain Institute since 2010 and a Research Professor at the UA Biodesign Institute since 2015. In 2007, Dr. Coleman was appointed Professor Emeritus at the University of Rochester Medical Center. Since 1988, Dr. Coleman has served as Editor-in-Chief for the journal Neurobiology of Aging and is currently Editor Emeritus and an Advisory Editor. Dr. Coleman received an AB in Psychology (magna cum laude) from Tufts University and a PhD in Physiology and Psychology from the University of Rochester. Following his PhD, Dr. Coleman was supported by the National Institute of Neurological Disorders and Stroke as a Special Fellow at Johns Hopkins School of Medicine. Dr. Coleman has been a pioneering investigator of the pathologic basis of AD.

Daniel F. Hanley Jr. MD, has been a Professor of Neurology, Neurosurgery and Anesthesia and Critical Medicine at Johns Hopkins Medicine since 1996. He is a graduate of Williams College and received his medical degree from Cornell University Medical College. Dr. Hanley has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on brain injury and has received more than 20 basic research grants, predominantly from the National Institute of Health.

Marwan Sabbagh, MD, is the new director of the Cleveland Clinic Lou Ruvo Center for Brain Health and he has dedicated his entire career to finding a cure for Alzheimer’s and other age-related neurodegenerative diseases.  Dr. Sabbagh earned his undergraduate degree from the University of California-Berkeley and his medical degree from the University of Arizona in Tucson. Dr. Sabbagh received his residency training in neurology at Baylor College of Medicine and completed his fellowship training in geriatric neurology and dementia under renowned AD experts, Leon Thal, M.D., and Robert Katzman, M.D., at the University of California, San Diego School of Medicine. Dr. Sabbagh is a board-certified neurologist and geriatric neurologist. Dr. Sabbagh is a leading investigator for many prominent national Alzheimer’s prevention and treatment trials, including Alzheimer immunotherapy studies.

Lee Jen Wei, PhD, is a tenured Professor of Biostatistics at Harvard University since 1991. He was the co-director of the Bioinformatics Core at the Harvard School of Public Health. Dr. Wei obtained his B.S in mathematics from Fu-Jen University (Taiwan) and his PhD in statistics from the University of Wisconsin–Madison.  Dr. Wei has published many papers on monitoring drug and device safety and related topics.  The resulting procedures have been utilized for various drug and device regulatory evaluations involving safety issues. His extensive experience in quantitative science for making inferences about the drug and device safety is readily applicable to the general industry product safety issues.

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

On September 5, 2018, the Company announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X Syndrome (“Fragile X”). The planned protocol for the pilot open-label trial will dose Fragile X patients from 8 to less than 18 years of age, using a dosing regimen similar to that being tested in AD patients. In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior.

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

There have been no changes in accounting policies during the nine months ended September 30, 2018.

Comparison of the nine months ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months ended September 30,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$225,793	$164,619	$61,174	37.2%
Research and development expenses – Other	$2,450,566	$3,662,589	$(1,212,023)	(33.1)%
General and administrative expenses – Related party	$37,500	$26,918	$10,582	39.3%
General and administrative expenses – Other	$2,980,105	$3,833,962	$(853,857)	(22.3)%
Stock based compensation expenses – Related Party	$235,434	$100,758	$134,676	133.7%
Stock based compensation expenses - Other	$1,439,939	$581,664	$858,275	147.6%
Other income, net	$88,795	$66,080	$22,715	34.4%
Net loss	$7,280,542	$8,304,430	$(1,023,888)	(12.3)%

Revenues

We did not generate any revenues for the nine months ended September 30, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2018 were $7,369,337 as compared to $8,370,510 for the nine months ended September 30, 2017, a decrease of approximately 12%. The decrease in total operating expenses is due primarily to the decrease in research and development expenses associated primarily with completing our Phase 2 clinical trial in AD offset by the initiation of our confirmatory Phase 2 trial and a decrease in our general and administrative expenses, offset by the increase in related party research and development expenses and an increase in stock-based compensation expenses.

Research and Development Expenses

For the nine months ended September 30, 2018, we incurred $225,793 of research and development expenses with a related party as compared to $164,619 for the nine months ended September 30, 2017. The total amounts incurred during the nine months ended September 30, 2018 were for patent maintenance expenses versus the total amounts incurred during the nine months ended September 30, 2017 which consisted of lab testing of drug materials.

For the nine months ended September 30, 2018, we incurred $2,450,566 in research and development expenses with non-related parties as compared to $3,662,589 for the nine months ended September 30, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the nine months ended September 30, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $2,407,936 incurred relating to our current confirmatory clinical trial, and related storage of drug product, $156,962 for clinical consulting services, $28,652 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $20,416 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2017, $2,930,179 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $629,497 for clinical consulting services, $63,651 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $18,000 for orphan drug development costs and $21,262 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our next Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $37,500 for the nine months ended September 30, 2018 as compared to $26,918 for the nine months ended September 30, 2017. The amounts for the nine months ended September 30, 2018 and 2017, respectively, are attributable to director fees paid to members of the Board of Directors.

We incurred $2,980,105 and $3,833,962 of other general and administrative expenses for the nine months ended September 30, 2018 and 2017, respectively, a decrease of approximately 22%. Of the amounts for the nine months ended September 30, 2018, as compared to the comparable 2017 period: $1,265,331 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $1,322,117 for the 2017 comparable period; $399,484 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $1,075,240 for the 2017 comparable period as the Company incurred additional expenses relating to regulatory matters, $394,524 was incurred for outside operations consulting services, as we paid certain consulting fees of $160,375 to recruiting consultants for our recent CEO executive search, versus $284,076 for the 2017 comparable period; $120,096 was incurred for travel expenses, versus $131,982 for the 2017 comparable period; $228,876 was incurred for investor relations services versus $426,578 for the 2017 comparable period which included expenses relating to announcing top-line results of our Phase 2 clinical trial; $105,992 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $126,085 for the 2017 comparable period; $321,970 was incurred for insurance, with the increase primarily relating to increased coverages, versus $301,916 for the 2017 comparable period; and $143,832 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $165,968 for the 2017 comparable period which included expenses associated with the listing of our common stock on the Nasdaq Capital Market.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $235,434 and $100,758 for the nine months ended September 30, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in late 2017.

We incurred $1,439,939 and $581,664 of non-related party non-cash expenses for the nine months ended September 30, 2018 and 2017, respectively. The increase for the comparable period is primarily attributable to newly issued stock options in late 2017.

Other Income, net

We earned $88,795 of interest income for the nine months ended September 30, 2018 as compared to $46,755 for the nine months ended September 30, 2017 on funds temporarily deposited in interest bearing money market accounts.  In addition, during the nine months ended September 30, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey Office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $7,280,542 and $8,304,430 for the nine months ended September 30, 2018 and 2017, respectively. The decreased loss was primarily attributable to our decrease in expenses associated with our current Phase 2 clinical trial and the decrease in our general and administrative expenses, offset by the increases in stock-based compensation expense and our related party research and development activities. Earnings (losses) per common share were ($0.92) and ($1.08) for the nine months ended September 30, 2018 and 2017, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the nine months ended September 30, 2018 excludes 5,101,440 warrants and options to purchase 1,423,961 shares of our common stock as they are anti-dilutive due to our net loss. For the nine months ended September 30, 2017, the computation excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended September 30, 2018 and September 30, 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017:

	Three Months ended September 30,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$62,900	$75,431	$(12,531)	(16.6)%
Research and development expenses – Other	$1,674,387	$744,618	$929,769	124.9%
General and administrative expenses – Related party	$12,500	$12,500	$0	0%
General and administrative expenses – Other	$904,729	$1,252,962	$(348,233)	(27.8)%
Stock based compensation expenses – Related Party	$60,498	$33,955	$26,543	78.2%
Stock based compensation expenses - Other	$487,738	$197,146	$290,592	147.4%
Other income, net	$33,398	$20,298	$13,100	64.5%
Net loss	$3,169,354	$2,296,314	$873,040	38.0%

Revenues

We did not generate any revenues for the three months ended September 30, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2018 were $3,202,752 as compared to $2,316,612 for the three months ended September 30, 2017, an increase of approximately 38%. The increase in total operating expenses is due primarily to the increase in research and development expenses associated primarily with initiating our confirmatory Phase 2 clinical trial in AD offset by the completion of our previous Phase 2 trial and an increase in stock-based compensation expenses offset by a decrease in our related party research and development expenses and our general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2018, we incurred $62,900 of research and development expenses with a related party as compared to $75,431 for the three months ended September 30, 2017. The total amounts incurred during the three months ended September 30, 2018 were for patent maintenance expenses versus the total amounts incurred during the three months ended September 30, 2017 which consisted of lab testing of drug materials.

For the three months ended September 30, 2018, we incurred $1,674,387 in research and development expenses with non-related parties as compared to $744,618 for the three months ended September 30, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the initiation of our confirmatory Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended September 30, 2018, $1,575,925 was incurred in connection with our current confirmatory Phase 2 clinical trial and related storage of drug product, $84,590 for clinical consulting services, $7,917 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $5,955 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2017, $330,877 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $378,279 for clinical consulting services, $23,462 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $6,000 for orphan drug development costs and $6,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our next Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended September 30, 2018 and 2017. The amounts for the three months ended September 30, 2018 and 2017, respectively, are attributable to director fees paid to members of the Board of Directors.

We incurred $904,729 and $1,252,962 of other general and administrative expenses for the three months ended September 30, 2018 and 2017, respectively, a decrease of approximately 28%. Of the amounts for the three months ended September 30, 2018, as compared to the comparable 2017 period: $430,158 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $446,773 for the 2017 comparable period; $120,307 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $293,809 for the 2017 comparable period which included expenses relating to regulatory matters, $86,250 was incurred for outside operations consulting services, versus $88,600 for the 2017 comparable period; $29,966 was incurred for travel expenses, versus $38,490 for the 2017 comparable period; $60,690 was incurred for investor relations services versus $206,067 for the 2017 comparable period primarily relating to announcing top-line results of our Phase 2 clinical trial; $21,440 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $23,330 for the 2017 comparable period; $107,761 was incurred for insurance, versus $123,443 for the 2017 comparable period, and; $48,157 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $32,450 for the 2017 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $60,498 and $33,955 for the three months ended September 30, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in late 2017.

We incurred $487,738 and $197,146 of non-related party non-cash expenses for the three months ended September 30, 2018 and 2017, respectively. The increase for the comparable period is attributable to newly issued stock options in late 2017 and the issuance of options to SAB members in July 2018.

Other Income, net

We earned $33,398 of interest income for the three months ended September 30, 2018 as compared to $20,298 for the three months ended September 30, 2017 on funds temporarily deposited in interest bearing money market accounts.

Net loss and loss per share

We incurred losses of $3,169,354 and $2,296,314 for the three months ended September 30, 2018 and 2017, respectively. The increased loss is primarily attributable to the increase in research and development expenses associated primarily with initiating our confirmatory Phase 2 clinical trial in AD offset by the completion of our previous Phase 2 trial and an increase in stock-based compensation expenses offset by a decrease in our related party research and development expenses and our general and administrative expenses. Earnings (losses) per common share were ($0.40) and ($0.29) for the three months ended September 30, 2018 and 2017, respectively. The increase in loss per share is primarily attributable to the increase in net loss offset by an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the three months ended September 30, 2018 excludes 5,101,440 warrants and options to purchase 1,423,961 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended September 30, 2017, the computation excludes 5,115,274 warrants and options to purchase 683,235 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2018, we had an accumulated deficit of $69,940,349 and had working capital of $9,263,892 as compared to working capital of $14,865,304 as of December 31, 2017. The $5,601,412 decrease in working capital was primarily attributable to expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense, of $5,605,169 for the nine months ended September 30, 2018, partially offset by net proceeds from the exercise of warrants totaling $4,427.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop AD therapeutic products. We anticipate that this development will include continuing our current confirmatory clinical trial as well as new clinical trials and additional research and development expenditures.

	Nine Months ended September 30,
	2018	2017
Cash used in operating activities	$(6,371,014)	$(8,450,684)
Cash used in investing activities	(3,186)	(3,585)
Cash provided by financing activities	4,427	1,331,265

Net Cash Used in Operating Activities

Cash used in operating activities was $6,371,014 for the nine months ended September 30, 2018, compared to $8,450,684 for the nine months ended September 30, 2017. The $2,079,670 decrease primarily resulted from the decreased net loss, the funding of prepaid expenses and an increase in accounts payable and accrued expenses, for the nine months ended September 30, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,186 for the nine months ended September 30, 2018 compared to $3,585 for the nine months ended September 30 2017. The cash used in investing activities was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,427 for the nine months ended September 30, 2018 compared to $1,331,265 for the nine months ended September 30, 2017. The cash provided by financing activities during the nine months ended September 30, 2018 and 2017, respectively, was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our historical private placements.

As of October 28, 2018, we have paid a total of $2.1 million toward our current confirmatory clinical trial expenses. Approximately $1.8 million has been paid to WCT, of which $1.2 million was paid as advanced deposit payments and $600,000 represents payments of progress billings. In addition, we have paid other trial-related expenses of approximately $200,000 to other vendors and consultants.

As of October 28, 2018, the Company had approximately $9.5 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements into the beginning of November 2019, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our ongoing follow-on clinical study (estimated revised total cost $7.3 million - see Note 3). The Company’s ability to fund operations past November of 2019 is dependent upon the Company’s ability to obtain additional financing through equity and/or debt financing arrangements and grant funding. There can be no assurances that additional financing will be available on acceptable terms to the Company, or at all. If any material unforeseen contingencies were to arise during the next twelve months, the Company could be required to implement cost reduction strategies or curtail operations if the Company is unable to obtain additional financing to meet obligations as they come due. Funds of approximately $5.3 million are anticipated to be used to fund our confirmatory clinical study treating patients similar to those in our recently completed Phase 2 study and also to possibly initiate an open label study in Fragile X syndrome. The $5.3 million is anticipated to be paid over the next nine to 12 months, with a total of approximately $4.2 million for general corporate and working capital purposes spread over the next approximately 13 months.

We expect to require additional capital in order to initiate, pursue and complete clinical trials and development of bryostatin following our recently initiated confirmatory clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, or if we incur unforeseen additional material costs or expenses during the next 12 months, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities during the three months ended September 30, 2018.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: October 30, 2018	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: October 30, 2018	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

