Form 10-K
period 2018-12-31
Neurotrope, Inc.
filed 2019-03-08
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 001-38045

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $73,488,239.

As of February 28, 2019, the registrant had 12,922,370 shares of common stock outstanding.

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

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refers to Neurotrope, Inc., a Nevada corporation (“Neurotrope”), and its subsidiary Neurotrope BioScience, Inc., a Delaware corporation (“Neurotrope BioScience”).

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating potential therapeutic applications of bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. In addition, we are also in the early stages of testing bryostatin activity which may lead to applications in Leukemia and Lymphoma. Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. Licensing agreements have been culminated with Stanford University for the exclusive use of synthetic bryostatin and for the potential use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications.

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of these data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe Alzheimer’s disease were recently published in the Journal of Alzheimer's Disease, vol. 67, no. 2, pp. 555-570, 2019.  A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 20 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < .016), and the mITT population showed a net improvement of 3.0 (p < .056). Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (the “ADCS-ADL-SIV”) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104 for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, provided signals that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease, i.e., cognition and the ability to care for oneself. Since many of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

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

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a pre-specified exploratory analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. As specified in the Statistical Analysis Plan (“SAP”), analysis of patients who did not receive memantine, an approved AD treatment, as baseline therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, in addition to alleviating its symptoms.

Comprehensive follow-on analyses found that patients in the 20 μg treatment arm showed a sustained improvement in cognition over baseline compared to the placebo group at an exploratory endpoint week 15 (30 days after last dose at week 11). These data were observed in the study population as a whole as well as in the Completers study group.

This follow-on analysis of the data evaluated SIB scores of patients at 15 weeks, 30 days after all dosing had been completed – a pre-specified exploratory endpoint. For the 20 μg group, patients in the mITT population (n=34) showed an overall improvement compared to controls (n=33) of 3.59 (p=0.0503) and in the Completers population (n=34) showed an overall improvement compared to controls (n=33) of 4.09 (p=0.0293). In summary, patients on the 20 μg dose showed a persistent SIB improvement 30 days after all dosing had been completed. These p-values and those below are one-tailed.

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept vs. patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. The secondary analysis comparing SIB scores in non-memantine versus memantine patients found the following:

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

Further follow-on analyses used trend analyses (testing the dependence of treatment effect on repeated doses).

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g.‘zero-slopes’). In contrast, the SIB slopes for the 20 μg bryostatin patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive bryostatin doses increased for the 20 μg patient cohort.

Ongoing Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (WCT), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study.

As of February 28, 2019, we have signed up 29 clinical sites and have completed patient screening totaling 215. Of the total screened patients, 45 have been randomized and continue to be dosed and 55 have completed dosing. We believe we will have trial data completed in the second half of 2019.

Other Development Projects

To the extent resources permit, we intend to pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as Alzheimer’s disease and Fragile X syndrome, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (NCI) for the research and clinical development of Bryostatin-1. Under the CRADA, Neurotrope will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (POB) to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response.

Recent Financing

On December 17, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell to the purchasers in a registered direct offering an aggregate of 5,012,677 shares of our common stock and Series G warrants to purchase up to an aggregate of 5,012,677 shares of our common stock at a combined purchase price of $4.495 per share and accompanying warrant. The warrants are exercisable at a price of $4.37 per share beginning six months following the date of issuance and will expire five years from the initial exercise date. The net proceeds to us from the offering were approximately $20.5 million, after deducting placement agent fees, financial advisory fees and estimated offering expenses. The offering closed on December 19, 2018, subject to customary closing conditions.

In connection with the registered direct offering, we entered into a placement agent agreement and advisory consulting agreements with agents in connection with the issuance and sale of the shares and warrants. We paid the placement agent (i) a cash fee equal to 8% of the aggregate gross proceeds raised from purchasers first contacted by the placement agent in connection with the offering and (ii) warrants to purchase the number of shares of common stock equal to 2.0% of the aggregate number of shares sold to purchasers first contacted by the placement agent in connection with the offering. We also agreed to reimburse the placement agent an additional $25,000 for its legal expenses. Pursuant to separate advisory consulting agreements for the offering, we engaged two consultants, pursuant to which we agreed to pay the consultants an aggregate total of $1.36 million and warrants to purchase an aggregate of 75,657 shares of common stock, at an exercise price of $6.25 per share. We also reimbursed the consultants an additional $50,000 for legal expenses.

Corporate Information

Neurotrope, Inc. is a Nevada corporation with its principal business office at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036. Our website can be found at www.neurotrope.com. Information contained on, or that can be accessed through, our website is not and shall not be deemed to be a part of this annual report on Form 10-K.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 44 million people worldwide had AD, or other forms of dementia, in 2018. The prevalence of AD is independent of race, ethnicity, geography, lifestyle and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2018, 5.5 million people are estimated to have AD, and approximately 96% of these people are older than 65 years of age.

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

In animal studies, the scientific team led by our Chief Scientific Officer, Dr. Alkon, at the Blanchette Rockefeller Neurosciences Institute, or BRNI (now known as CRE) found that PKCε activation in neurons targets the loss of synapses in the brains of animals with AD, and can delay or temporarily arrest other elements of the disease, e.g., the elevation of the toxic Aβ peptide, the loss of neurons, the appearance of plaques and tangles, and the loss of cognitive function. In pre-clinical testing, Dr. Alkon and his teams also demonstrated that Bryostatin prevents the death of neurons (anti-apoptosis) and induces synaptogenesis by mobilizing synaptic growth factors such as BDNF, NGF, and IGF. At the same time, Bryostatin appeared to prevent the formation of A Beta oligomers, prevent the deposition of amyloid plaques (extra-neuronal), prevent the formation of neurofibrillary tangles (intra-neuronal), and may restore cognitive function. These neuro-restorative benefits may result from the multi-modal molecular cascades activated by the Bryostatin – PKCε efficacies.

 1  Business Insights: Reference Code B100040-005, Publication Date May 2011, “Advances in AD Drug Discovery”

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With 44 million people worldwide estimated to have had AD in 2018, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

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

Figure 2. Global Market for AD Therapeutics ($, billions): 2013-20232

Region	2013	2023	10 Year CAGR% 2013-23
US	2.4	7.6	12.2
European Union	0.6	1.1	6.3
Japan	1.2	2.1	5.7
China and India	0.9	1.3	3.7
Total	5.1	12.1	9.2

The “Therapeutics for Treatment of Symptoms” category cited in Figure 2 represents drugs from other classes that are being used to temporarily treat some of the symptoms of AD.2

Neurotrope’s Proposed Products

Challenges in Treating AD

One of the challenges in treating AD is that its symptoms become manifest only years after the disease process can be definitely diagnosed. Treatment strategies attempting to intervene once symptoms become more apparent are focused on stimulating the neurotransmitter activity of still healthy neurons, or removing the amyloid plaque deposited in the brain. Many drug development efforts to date that have targeted the removal of beta-amyloid or tau protein as their therapeutic mechanism of action have failed, and drugs approved for stimulating neurotransmitter activity offer short-lived, palliative results for AD patients. As such, these strategies have yielded negative or marginal results with no effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies.

2 GlobalData, Pharma eTrack [Accessed October 25, 2014]

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.3

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKCε in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

Synaptogenesis

Studies of autopsy brains of AD vs. Control patients showed that deficient activity or low concentrations of PKCε in aging subjects is one of the main causes of the neurodegeneration seen in AD. These deficiencies result in the loss of BDNF, an important synaptic growth factor as demonstrated by other clinical research. The schematic in Figure 3 illustrates only a portion of the changes mediated by PKCε, and how it may help reverse the neuronal damage and loss central to the pathogenic process in AD.

Figure 3. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

Activation of PKCε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes may be effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 4.

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

CRE’s and Neurotrope’s approach has been to restore general viability and hence synaptic function in still-functioning neurons by stimulating the regeneration and growth of the dendritic branches, spines, and pre-synaptic terminals on these neurons. (Dendrites are the branched projections of a neuron that act to propagate the electrochemical stimulation received from other neural cells.) This process can be visualized with serial sections using an electron microscope in the brains of rats whose neurons and synapses have been damaged by ischemic shock (depriving oxygen) or traumatic injury to the brain. The morphology of the damaged neurons in these animal models looks strikingly different after they are treated with experimental drugs that activate PKCε. The new growth of dendritic trees on the damaged neurons creates a multiplicity of new synaptic connections, basically re-wiring the damaged neurons and restoring their function. Earlier therapeutic intervention with a PKCε activator produces markedly improved outcomes in tests measuring restored animal cognitive function.

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKCε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKCε and the reciprocal increase of soluble amyloid.4

4 Journal of Neuroscience 2011, 31 (2), 630, D. Alkon et al.

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

This myriad of events is orchestrated by PKCε, and prompts a number of secondary events occurring in both the pre- and post-synaptic portions of the neuron. Cellular visualization of this effect shows an increase in the number of pre-synaptic vesicles in the neurons, an increase in pre-synaptic levels of PKCε and an increase in the number of mushroom spines associated with individual synaptic boutons (knoblike enlargements at the end of a nerve fiber, where it forms a synapse). Their genesis in these neurons is responsible for the formation of new synapses during associative learning and memory, and for regeneration of synaptic networks in pre-clinical models of Alzheimer’s disease, stroke, traumatic brain injury, and Fragile X syndrome.

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

Drug Prototypes That Treat AD through Regeneration

CRE has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCε. Representative structures of bryostatin and a PUFA analog are shown in Figure 5.

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

Collaborative Agreements

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. We are required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. To-date, no royalties nor milestone payments have been made.

On January 19, 2017, the Company entered into a second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments.

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

Bryostatin

Our lead product candidate is bryostatin. Bryostatin is a natural product isolated from a marine invertebrate organism, a bryozoan called Bugula neritina. Several total syntheses of this complex molecule have been achieved in recent years in various academic chemistry laboratories, and these approaches represent a possible alternative source of this drug. Importantly, we have an exclusive license for neurologic disorders to a new, accelerated synthesis of bryostatin-1 recently developed at Stanford University by Dr. Paul Wender and his team. Bryostatin is a PKCα and e activator that was originally developed as a potential anticancer drug. According to Clinical Cancer Research, this drug candidate was previously evaluated in 63 clinical studies involving more than 1,400 patients at the National Cancer Institute (“NCI”) for the treatment of various forms of cancer. While having failed these studies as an experimental anti-cancer therapy, much useful information on the safety, pharmacodynamics and toxicity of the drug was obtained from these in-human trials. In general, bryostatin-1 was considered to be “well-tolerated” in these anti-cancer trials.

It was discovered that at doses at lower levels than those used in these anticancer trials, bryostatin is a potent activator of PKCε and may have efficacy in treating AD. As described above, activation of PKCε has been shown to partially restore synaptic function in neurons damaged by AD in in vitro and in vivo animal models.

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

Stanford researchers have synthesized a large family of bryologs over a number of years as part of a research program to define the essential molecular features critical to bryostatin’s biological activity. The bryologs are easier to produce than bryostatin due to their less complex chemical structures. They represent a collection of potential drug candidates, some of which we may evaluate for the potential treatment of several diseases such as ischemic stroke, Fragile X syndrome, traumatic brain injury and AD, although there can be no assurance that we will identify any potential candidates or if identified, will be successful in developing a potential treatment.

We are required under the Stanford License to use commercially reasonable efforts to develop, manufacture, and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford License). In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specified milestone payments to Stanford. We will also pay Stanford royalties on net sales, if any, of Licensed Products (as defined in the Stanford License).

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

PUFA Analogs

Several other drug prototypes termed the PUFA analogs have been synthesized at CRE and evaluated for their PKCε activating properties in models of AD. The PUFA analogs are not structurally related to bryostatin and activate PKCε at a different site. We believe the PUFA analogs may represent a potential source for follow-on drug candidates. PKCε activators from the PUFA family of drug prototypes have demonstrated neuroregeneration efficacy roughly equivalent to and, in some cases, potentially superior to that of bryostatin. If the PUFA analogs show adequate potency in preclinical models of AD, we may advance a drug prototype from this chemical family.

Other Potential Products

We may acquire, by license or otherwise, other development stage products that are consistent with our product portfolio objectives and commercialization strategy.

WCT Services Agreements

On October 9, 2015, Neurotrope BioScience, our wholly-owned subsidiary, executed a Services Agreement (the “2015 Services Agreement”) with Worldwide Clinical Trials, Inc. (“WCT”), effective as of August 31, 2015. The 2015 Services Agreement related to services for Neurotrope BioScience’s Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD. Pursuant to the terms of the 2015 Services Agreement, WCT agreed to provide services to enroll approximately 150 study subjects at approximately 30 sites across the United States. We began enrollment at the initial sites at the end of 2015, completed enrollment in November 2016 and announced top-line results in May 2017 as described in this report.

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “Services Agreement”) with WCT. The Services Agreement relates to services for Neurotrope BioScience’s confirmatory Phase 2 clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe Alzheimer’s disease.

Pursuant to the terms of the Services Agreement, WCT will provide services to enroll approximately one hundred (100) study subjects. The total estimated budget for the services, including pass-through costs, is currently approximately $7.3 million. Neurotrope BioScience may terminate the Services Agreement without cause upon sixty (60) days prior written notice. Unless earlier terminated under the provisions of the Services Agreement, the Services Agreement will expire upon WCT’s completed performance of the services thereunder (including delivery of all the deliverables) and WCT’s receipt of all payments from Neurotrope BioScience that are due under the Agreement. In addition to Neurotrope BioScience’s termination right described above, Neurotrope BioScience may terminate the Agreement immediately due to patient safety. Further, under the Agreement, either Neurotrope BioScience or WCT may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach. Additionally, either Neurotrope BioScience or WCT may terminate the Agreement upon notice to the other party if the other party is adjudicated insolvent or petitions for relief under any insolvency, re-organization, receivership, liquidation, compromise, or any moratorium statute.  As of December 31, 2018, the trial’s data safety monitoring board determined that the drug did not have safety issues pursuant to their review.

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

The CRE License further requires us to pay CRE (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a Series B Preferred Stock financing resulting in proceeds of at least $25 million, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the CRE License. This fixed research fee is not yet due. The CRE License Agreement also requires the payment by us of royalties ranging between 2% and 5% of our revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that Neuroscience Research Ventures, Inc. (“NRV, Inc.”) holds in our company, which currently would be a royalty rate of 5% based on NRV, Inc.’s current ownership in us.

On November 29, 2018, we entered into a Second Amendment to the CRE License, pursuant to which (i) we agreed to pay all outstanding invoices and accrued expenses associated with the licensed intellectual property and (ii) the parties agreed that CRE would no longer have the right, and we would have the sole and exclusive right, to apply for, file, prosecute, and maintain patents and applications for the licensed intellectual property.

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

Additional Intellectual Property

In addition, we have also filed, and own, multiple patent families directed to methods of treatment and formulations with PKC activators, including bryostatin. We are, or will, seek patent protection for these inventions in numerous countries and regions including, among others, Europe, Canada, Mexico, and Japan.

While we seek broad coverage under our existing patent applications, there is always a risk that an alteration to the product or process may provide sufficient basis for a competitor to avoid infringement claims. In addition, the coverage claimed in a patent application can be significantly reduced before a patent is issued and courts can reinterpret patent scope after issuance. Moreover, many jurisdictions including the United States permit third parties to challenge issued patents in administrative proceedings, which may result in further narrowing or even cancellation of patent claims. Moreover, we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our intellectual property.

Individual patents extend for varying periods depending on the date of filing of the patent application or the date of patent issuance and the legal term of patents in the countries in which they are obtained. Generally, utility patents issued for applications filed in the United States are granted a term of 20 years from the earliest effective filing date of a non-provisional patent application. In addition, in certain instances, a patent term can be extended to recapture a portion of the U.S. Patent and Trademark Office, or the USPTO, delay in issuing the patent as well as a portion of the term effectively lost as a result of the FDA regulatory review period. However, as to the FDA component, the restoration period cannot be longer than five years and the total patent term including the restoration period must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective filing date. The actual protection afforded by a patent may vary on a product by product basis, from country to country and can depend upon many factors, including the type of patent, the scope of its coverage, the availability of regulatory-related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patent.

We also rely on trademarks, trade secrets, copyright protection, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position. For example, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality agreements or invention assignment agreements with our employees, contract research organizations, consultants, and any potential commercial partners. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed.

Governmental Regulation and Product Approval

The manufacturing and marketing of our potential products and our ongoing research and development activities are subject to extensive regulation by the FDA and comparable regulatory agencies in state and local jurisdictions and in foreign countries.

United States Regulation of Drugs

In the United States, the FDA approves and regulates drugs under the Federal Food, Drug, and Cosmetic Act, or the FDCA, and implementing regulations. Before any drug product can be marketed in the United States, it must receive approval from the FDA. To receive this approval, any drug we develop must undergo rigorous preclinical testing and clinical trials that demonstrate the product candidate’s safety and effectiveness for each indicated use. The FDA’s extensive regulatory process controls, among other things, the development, testing, manufacture, safety, efficacy, record keeping, labeling, storage, approval, advertising, promotion, sale, and distribution of pharmaceutical products. The failure to comply with requirements under the FDCA and other applicable laws at any time during the product development process, approval process or after approval may subject an applicant and/or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities.

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

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical studies to commence or proceed from one phase to another, and could demand that the studies be discontinued or suspended at any time if there are significant safety issues. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Furthermore, an independent IRB for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the study at the respective medical center. An IRB must operate in compliance with FDA regulations.

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

During all clinical trials, physicians will monitor patients to determine effectiveness of the drug candidate and to observe and report any reactions or safety risks that may result from use of the drug candidate. The FDA, the trial site’s IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical trials to assess new safety risks; or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, suspension of the approval, or complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical trials;

•	refusal of the FDA to approve pending NDAs or supplements to approved NDAs;

•	product seizure or detention, or refusal to permit the import or export of products; or

•	injunctions or the imposition of civil or criminal penalties.

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

In addition, once our products are marketed commercially, we will have to comply with the various laws relating to the Medicare, Medicaid and other federal healthcare programs. These federal laws include, by way of example, the following:

•	The anti-kickback statute (Section 1128B(b) of the Social Security Act) prohibits certain business practices and relationships that might affect the provision and cost of healthcare services reimbursable under Medicare, Medicaid and other federal healthcare programs, including, among other things, the payment or receipt of remuneration for the referral of patients whose care or services will be paid by Medicare or other governmental programs;

•	The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, as amended, commonly referred to as the Stark Law, Section 1877 of the Social Security Act), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services in which the physicians (or their immediate family members) have ownership interests or with which they have certain other financial arrangements;

•	The anti-inducement law (Section 1128A(a)(5) of the Social Security Act), which prohibits providers from offering anything of value to a Medicare or Medicaid beneficiary to induce that beneficiary to use items or services covered by either program;

•	The False Claims Act (31 U.S.C. § 3729 et seq.), which prohibits any person from knowingly presenting or causing to be presented false or fraudulent claims for payment to the federal government (including the Medicare and Medicaid programs);

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, and their respective implementing regulations, including the Final Omnibus Rule published in January 2013, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	The Civil Monetary Penalties Law (Section 1128A of the Social Security Act), which authorizes the United States Department of Health and Human Services to impose civil penalties administratively for various fraudulent or abusive acts;

•	The Physician Payment Sunshine Act (Section 1128G of the Social Security Act), which requires manufacturers of drugs, medical devices and biologicals that participate in U.S. federal health care programs to report certain payments and items of value given to physicians and teaching hospitals; and

•	Analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to healthcare items or services that are reimbursed by non-governmental third-party payors, including private insurers.

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

Scientific Advisory Board Chairperson & Members

Martin R. Farlow (Chairperson), MD, Professor Emeritus in the Department of Neurology at Indiana University and co-director of the Alzheimer's Disease Center at Indiana University. Dr. Farlow received his medical degree from Indiana University School of Medicine. Following graduation, he completed an internship in Internal Medicine and a residency in Neurology. Dr. Farlow’s research focuses on clinical trials of investigational drugs for the treatment of AD and related dementias and has been the lead investigator for several major studies including tacrine, donepezil and rivastigmine.

Paul Coleman, PhD, has been an Associate at the University of Arizona (UA) McKnight Brain Institute since 2010 and a Research Professor at the UA Biodesign Institute since 2015. In 2007, Dr. Coleman was appointed Professor Emeritus at the University of Rochester Medical Center. Since 1988, Dr. Coleman has served as Editor-in-Chief for the journal Neurobiology of Aging and is currently Editor Emeritus and an Advisory Editor. Dr. Coleman received an AB in Psychology (magna cum laude) from Tufts University and a PhD in Physiology and Psychology from the University of Rochester. Following his PhD, Dr. Coleman was supported by the National Institute of Neurological Disorders and Stroke as a Special Fellow at Johns Hopkins School of Medicine. Dr. Coleman has been a pioneering investigator of the pathologic basis of AD.

Daniel F. Hanley Jr., MD, has been a Professor of Neurology, Neurosurgery and Anesthesia and Critical Medicine at Johns Hopkins Medicine since 1996. He is a graduate of Williams College and received his medical degree from Cornell University Medical College. Dr. Hanley has board certification in internal medicine, neurology and psychiatry. Dr. Hanley is a leading expert on brain injury and has received more than 20 basic research grants, predominantly from the National Institute of Health.

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

Employees

As of the date of this Annual Report on Form 10-K, we have six full-time personnel and two part-time personnel.

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

As of December 31, 2018, we had approximately $28.8 million of available cash and cash equivalents. While we anticipate our current cash resources on hand will be sufficient to sustain operations and a follow-on clinical trial for the next approximately 24 to 36 months, we do not have sufficient capital to complete all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate bringing a product to market. We raised approximately $24.5 million of gross proceeds in the November 2016 private placement and approximately $22.5 million of gross proceeds in our December 2018 registered direct offering. We are currently reviewing our current operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

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

The CRE License requires us to use CRE to provide research and development services and other scientific assistance and support services, including clinical trials, under certain conditions. The CRE License limits our ability to make certain decisions, including those relating to our drug candidate, without CRE’s consent. See “Business – Intellectual Property – Technology License and Services Agreement.” Under certain conditions, we may, however, also rely on independent third-party contract research organizations (“CROs”), to perform clinical and non-clinical studies of our drug candidate. We have previously entered into services agreements with Worldwide Clinical Trials, Inc. (“WCT”), relating to our clinical trials of bryostatin. Many important aspects of the services that may be performed for us by CROs are out of our direct control. If there were to be any dispute or disruption in our relationship with such CROs, including WCT, the development of our drug candidate may be delayed. Moreover, in our regulatory submissions, we would expect to rely on the quality and validity of the clinical work performed by our CROs. If any of our CROs’ processes, methodologies or results were determined to be invalid or inadequate, our own clinical data and results and related regulatory approvals could be materially adversely impacted.

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

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons.

We initiated a confirmatory Phase 2 clinical trial of bryostatin in the May 2018 and believe we will have trial data completed in the second half of 2019. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, contract manufacturing organizations, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;

•	failure of our third-party contractors, such as contract research organizations and contract manufacturing organizations, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	the FDA, EMA or other regulatory authority requiring alterations to any of our study designs, our pre-clinical strategy or our manufacturing plans;

•	various challenges recruiting and enrolling subjects to participate in clinical trials, including size and nature of subject population, proximity of subjects to clinical sites, eligibility criteria for the trial, budgetary limitations, nature of trial protocol, change in the readiness of subjects to volunteer for a trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	difficulties in maintaining contact with subjects after treatment, which results in incomplete data;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretations of data by the FDA and foreign regulatory agencies.

Changes in regulatory requirements and guidance may also occur and we may need to significantly amend clinical trial protocols or submit new clinical trial protocols with appropriate regulatory authorities to reflect these changes. Amendments may require us to renegotiate terms with contract research organizations, or CROs, or resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB or ethics committee overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us, due to a number of factors, including:

•	failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols;

•	inspection of the clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	unforeseen issues, including serious adverse events associated with a product candidate, or lack of effectiveness or any determination that a clinical trial presents unacceptable health risks;

•	lack of adequate funding to continue the clinical trial due to unforeseen costs or other business decisions; and

•	upon a breach or pursuant to the terms of any agreement with, or for any other reason by, current or future collaborators that have responsibility for the clinical development of any of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA. The FDA may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected interpretation of the trial. FDA may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA and may ultimately lead to the denial of marketing approval of one or more of our product candidates.

If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Even if regulatory approvals are obtained for our product candidates, we will be subject to ongoing government regulation. If we fail to comply with applicable current and future laws and government regulations, it could delay or prevent the promotion, marketing or sale of our products.

Even if marketing approval is obtained, a regulatory authority may still impose significant restrictions on a product’s indications, conditions for use, distribution or marketing or impose ongoing requirements for potentially costly post-market surveillance, post-approval studies or clinical trials, all of which may result in significant expense and limit our ability to commercialize our products. Our products will also be subject to ongoing requirements governing the labeling, packaging, storage, advertising, distribution, promotion, recordkeeping and submission of safety and other post-market information, including adverse events, and any changes to the approved product, product labeling or manufacturing process. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current good manufacturing practice, or cGMP, requirements and other regulations.

If we, our drug products or the manufacturing facilities for our drug products fail to comply with applicable regulatory requirements, a regulatory agency may:

•	issue warning letters or untitled letters;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw marketing approval;

•	suspend any ongoing clinical trials;

•	refuse to approve pending applications or supplements to applications;

•	suspend or impose restrictions on operations, including costly new manufacturing requirements;

•	seize or detain products, refuse to permit the import or export of products or request that we initiate a product recall; or

•	refuse to allow us to enter into supply contracts, including government contracts.

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad, and compliance with such regulation may be expensive and consume substantial financial and management resources. If we or any future marketing collaborators or contract manufacturers are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies or are not able to maintain regulatory compliance, it could delay or prevent the promotion, marketing or sale of our products, which would adversely affect our business and results of operations.

Data from our bryostatin-1 Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company's views of the Phase 2 data.

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial.  Further analyses of the Phase 2 data may lead to different interpretations of the data than the analyses conducted to date and/or may identify important implications of the Phase 2 data that are not currently known.  Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the Phase 2 data.  There can be no assurance that the clinical program for bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

As of December 31, 2018, we had aggregate federal and state net operating loss carryforwards of approximately $51 million, which begin to expire in fiscal 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of historical transactions, future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

We are dependent on Charles S. Ryan, our Chief Executive Officer, for the successful execution of our business plan. The loss of Dr. Ryan or other key members of our management team could have a material adverse effect on our business prospects.

We are highly dependent on Charles S. Ryan, J.D., Ph.D., our Chief Executive Officer. We are dependent on Dr. Ryan’s and our directors’ networks of contacts and experience to recruit key talent to the Company. We do not have key-man insurance on any of our officers. Loss of the services of Dr. Ryan or other key members of our management team, or of our Board of Directors’ ability to identify and hire key talent, could have a material adverse effect on our business prospects, financial condition and results of operations.

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

We currently do not have an FDA approved manufacturing facility. We expect to rely on contract manufacturers to produce quantities of products and substances necessary for product commercialization. See also the risk factor above captioned “We are partly dependent upon the NCI to supply bryostatin for our clinical trials.” Contract manufacturers that we use must adhere to cGMP enforced by the FDA through its facilities inspection program. If the facilities of such manufacturers cannot pass a pre-approval plant inspection, the FDA pre-market approval of our products will not be granted. As a result:

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

Disruptions in federal government operations or extended government shutdowns may negatively impact our business.

Any disruption in federal government operations could have a material adverse effect on our business, results of operations and financial condition. An extended federal government shutdown resulting from failure to pass budget appropriations, to adopt continuing funding resolutions or to raise the debt ceiling, for example, or any other budgetary decisions limiting or delaying federal government spending, could negatively impact our business. In particular, disruptions in federal government operations may negatively impact regulatory approvals and guidance that are important to our operations, and create uncertainty about the pace of upcoming healthcare regulatory developments.

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

There is currently a limited public market for shares of our common stock, and an active trading market may not continue to develop or be maintained. Our common stock has been listed on The Nasdaq Capital Market since March 29, 2017 and was quoted on the OTC Market prior to such time. The average daily trading volume in our common stock was approximately 35,000 shares during the 90-day period ended February 28, 2019. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell shares without depressing the market price for the shares, or at all.

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

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the public company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition. In connection with any lawsuits that may be initiated against us, we could incur substantial costs and such costs and any related settlements or judgments may not be covered in full by insurance.

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

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,000 per month. The lease for this office space expires on June 30, 2019 and is renewable for successive one year terms. In addition, the Company leases approximately 800 square feet of additional general office space in Princeton, New Jersey for a total cost of approximately $2,100 per month. The lease for this office space expires on March 31, 2019. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has traded on The Nasdaq Capital Market under the symbol “NTRP” since March 29, 2017. Prior to that time, our common stock traded on the OTC Market under the symbol “NTRP.” On February 28, 2019, the last reported sale price for our common stock was $4.94 per share.

As of February 28, 2019, we had 12,922,370 shares of our common stock issued and outstanding held by approximately 250 stockholders of record. To date, we have not paid dividends on our common stock.

As of February 28, 2019, we also had the following securities outstanding:

•	Series A Warrants to purchase 49,449 shares of our common stock at an exercise price of $0.32 per share, with an expiration date five years from the date of issuance.

•	Series C Warrants to purchase 78,616 shares of our common stock at an exercise price of $0.32 per share, with an expiration date of five years from the date of issuance.

•	Series E Warrants, which are contingent upon the exercise of the Series C Warrants, to purchase 819,914 shares of our common stock at an exercise price of $32.00 per share, with an expiration date that is five years from the date of the initial exercise of the Series C Warrants.

•	Series F Warrants to purchase 3,751,033 shares of our common stock at an exercise price of $12.80 per share, with an expiration date five years from the date of issuance.

•	Series G Warrants to purchase 5,012,677 shares of our common stock at an exercise price of $4.37 per share, with an expiration date five years from the initial exercise date.

•	Placement agent warrants to purchase 19,541 shares of our common stock at an exercise price of $0.32 per share.

•	Placement agent warrants to purchase 382,887 shares of our common stock at an exercise price of $6.40 per share.

•	Placement agent and consultant warrants to purchase 100,240 shares of our common stock at an exercise price of $6.25 per share.

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

Basis of Presentation

The audited financial statements for the fiscal years and quarters ended December 31, 2018 and 2017 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope BioScience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. In addition, we are also in the early stages of testing bryostatin activity which may lead to applications in Leukemia and Lymphoma. Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE.

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

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of these data from the Phase 2 exploratory trial evaluating Bryostatin-1 as a treatment of cognitive deficits in moderate to severe Alzheimer’s disease were recently published online in the Journal of Alzheimer's Disease.  A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

These announced top-line results indicated that the 20 µg dose, administered after two weekly 20 µg doses during the first two weeks and every other week thereafter, met the pre-specified primary endpoint in the Completer population, but not in the mITT population. Among the patients who completed the protocol (n = 113), the patients on the 20 µg dose at 13 weeks showed a mean increase on the SIB of 1.5 vs. a decrease in the placebo group of -1.1 (net improvement of 2.6, p < 0.07), whereas, in the mITT population, the 20 µg group had a mean increase on the SIB of 1.2 vs. a decrease in the placebo group of -0.8 (net improvement of 2.0, p < 0.134). At the pre-specified 5 week secondary endpoint, the Completer patients in the 20 µg group showed a net improvement of 4.0 SIB (p < .016), and the mITT population showed a net improvement of 3.0 (p < .056). Unlike the 20 µg dose, there was no therapeutic signal observed with the 40 µg dose.

The Alzheimer Disease Cooperative Study Activities of Daily Living Inventory Severe Impairment version (the “ADCS-ADL-SIV”) was another pre-specified secondary endpoint. The p values for the comparisons between 20 µg and placebo for the ADCS-ADL endpoint at 13 weeks were 0.082 for the Completers and 0.104 for the mITT population.

Together, these initial results after preliminary analysis of this exploratory trial, provided signals that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe Alzheimer’s disease, i.e., cognition and the ability to care for oneself. Since most of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

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

Following presentation of the top line results in July 2017 at the Alzheimer’s Association International Conference in London, a much more extensive analysis of a complete set of the Phase 2 trial data was conducted.

On January 5, 2018, we announced that a secondary analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. In addition, patients who did not receive memantine, an approved AD treatment, as baseline therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat Alzheimer’s disease itself and help reduce and/or reverse the progression of AD, in addition to alleviating its symptoms.

Comprehensive follow-on analyses found that patients in the 20 μg treatment arm showed a sustained improvement

Ongoing Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged WCT, in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study.

As of February 28, 2019, we have signed up 29 clinical sites and have completed patient screening totaling 215. Of the total screened patients, 45 have been randomized and continue to be dosed and 55 have completed dosing. We believe we will have trial data completed in the second half of 2019.

Other Development Projects

To the extent resources permit, we intend to pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as Alzheimer’s disease, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (CRADA) with the National Cancer Institute (NCI) for the research and clinical development of Bryostatin-1. Under the CRADA, Neurotrope will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (POB) to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response.

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

Recent Developments

December 2018 Offering

On December 17, 2018, we entered into a securities purchase agreement with certain investors pursuant to which we agreed to sell to the purchasers in a registered offering an aggregate of 5,012,677 shares of our common stock and Series G warrants to purchase up to an aggregate of 5,012,677 shares of our common stock at a combined purchase price of $4.495 per share and accompanying warrant. The warrants are exercisable at a price of $4.37 per share beginning six months following the date of issuance and will expire five years from the initial exercise date. The net proceeds to us from the offering were approximately $20.5 million, after deducting placement agent fees, financial advisory fees and estimated offering expenses of approximately $2.1 million. The offering closed on December 19, 2018, subject to customary closing conditions.

In connection with the registered direct offering, we entered into a placement agent agreement and advisory consulting agreements with agents in connection with the issuance and sale of the shares and warrants. We paid the placement agent (i) a cash fee equal to 8% of the aggregate gross proceeds raised from purchasers first contacted by the placement agent in connection with the offering and (ii) warrants to purchase the number of shares of common stock equal to 2.0% of the aggregate number of shares sold to purchasers first contacted by the placement agent in connection with the offering. We also agreed to reimburse the placement agent an additional $25,000 for its legal expenses. Pursuant to separate advisory consulting agreements for the offering, we engaged two consultants, pursuant to which we agreed to pay the consultants an aggregate total of $1.36 million and warrants to purchase an aggregate of 75,657 shares of common stock, at an exercise price of $6.25 per share. We also reimbursed the consultants an additional $50,000 for legal expenses.

Critical Accounting Policies, Estimates, and Judgments

Our financial statements are prepared in accordance with accounting principles that are generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We continually evaluate our estimates and judgments, the most critical of which are those related to accounting for equity compensation, research and development accruals, and our commitments to strategic alliance partners and the timing of the achievement of collaboration milestones. Materially different results can occur as circumstances change and additional information becomes known. Besides the estimates identified above that are considered critical, we make many other accounting estimates in preparing our financial statements and related disclosures. All estimates, whether or not deemed critical, affect reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. These estimates and judgments are also based on historical experience and other factors that are believed to be reasonable under the circumstances. Materially different results can occur as circumstances change and additional information becomes known, even for estimates and judgments that are not deemed critical.

Recent Accounting Pronouncements

In December 2018, the FASB issued ASU-2018-20, Leases (Topic 842). In February 2016, the FASB issued new guidance related to how an entity should account for lease assets and lease liabilities.  The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance.  Accounting for leases by lessors is largely unchanged under the new guidance.  The guidance is effective for the Company beginning in the first quarter of 2019.  Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The Company has determined that this standard is not expected to have a material impact to its financial statements based upon the de minimis amount of short-term lease commitments.

In July 2017, the FASB issued new guidance, ASU-2017-11, Distinguishing Liabilities from Equity (Topic 480), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and re-characterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity.  The guidance is effective for the Company beginning in the first quarter of fiscal year 2019.  Early adoption is permitted.  The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU-2018-18, Collaborative Arrangements (Topic 808). In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company is assessing the impact of adopting this guidance on its consolidated financial statements.

Accounting Pronouncements Adopted During the Period

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payment transactions. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through performance completion date. Awards that include performance conditions will recognize compensation cost when the achievement of the performance condition is probable, rather than upon achievement of the performance condition. Finally, the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted, including interim periods, but no earlier than the adoption of ASC 606. Effective June 20, 2018, we adopted this standard. As a result of the adoption of this new guidance, certain non-employee equity awards were measured on the grant date. There was no cumulative effect of the change on retained earnings as of January 1, 2018 since we had no unvested non-employee awards outstanding as of that date.

Comparison of the years ended December 31, 2018 and December 31, 2017

The following table summarizes our results of operations for the years ended December 31, 2018 and 2017:

	Years ended December 31,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$262,012	$214,619	$47,393	22.1%
Research and development expenses – Other	$4,623,551	$4,548,835	$74,716	1.6%
General and administrative expenses – Related party	$50,000	$39,417	$10,583	26.8%
General and administrative expenses – Other	$3,997,222	$5,455,683	$(1,458,461)	(26.7)%
Stock based compensation expenses – Related Party	$291,577	$155,320	$136,257	87.7%
Stock based compensation expenses - Other	$1,925,034	$2,288,123	$(363,089)	(15.9)%
Other income, net	$127,110	$86,927	$40,183	46.2%
Net loss	$11,022,286	$12,615,070	$(1,592,784)	(12.6)%

Revenues

We did not generate any revenues for the years ended December 31, 2018 and 2017.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2018 were $11,149,396 as compared to $12,701,997 for the year ended December 31, 2017, a decrease of approximately 12%. The decrease in total operating expenses is due primarily to a decrease in our general and administrative expenses, offset by the a small increase in research and development expenses associated primarily with completing our Phase 2 clinical trial in AD offset by the initiation of our confirmatory Phase 2 trial and an increase in related party research and development expenses.

Research and Development Expenses

For the year ended December 31, 2018, we incurred $262,012 of research and development expenses with a related party as compared to $214,619 for the year ended December 31, 2017. The total amounts incurred during the year ended December 31, 2018 were for patent maintenance expenses versus the total amounts incurred during the year ended December 31, 2017 which consisted of patent expenses and lab testing of drug materials.

For the year ended December 31, 2018, we incurred $4,623,551 in research and development expenses with non-related parties as compared to $4,548,835 for the year ended December 31, 2017. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the later stages of the Phase 2 clinical trial for AD, the earlier stages of the Company’s Phase 2 confirmatory trial, and products relating to orphan drug indications. Of these expenses, for the year ended December 31, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $4,786,951 incurred principally relating to our current confirmatory clinical trial, and related storage of drug product, $290,176 for clinical consulting services, $36,194 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $26,554 for development of alternative drug supply with Stanford University as compared to, for the year ended December 31, 2017, $5,364,217 related to conducting our AD Phase 2 clinical trials and related storage of drug product, $140,383 for clinical consulting services, $21,989 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, $53,400 for orphan drug development costs and $24,000 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $50,000 for the year ended December 31, 2018 as compared to $39,417 for the year ended December 31, 2017. The amounts for both years are attributable to director fees paid to certain members of the Board of Directors that are affiliates of CRE.

We incurred $3,997,222 and $5,455,683 of other general and administrative expenses for the years ended December 31, 2018 and 2017, respectively, a decrease of approximately 27%. Of the amounts for the year ended December 31, 2018, as compared to the comparable 2017 period: $1,657,700 was incurred primarily for wages, vacation pay, severance, taxes and insurance, versus $2,020,589 for the 2017 comparable period principally based upon a lump sum severance payments to our former Chief Executive Officer in 2017 and the elimination of our internal investor relations and certain regulatory personnel in 2018; $536,168 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation, versus $1,533,899 for the 2017 comparable period as the Company incurred additional expenses relating to regulatory matters and class action defense costs, $481,525 was incurred for outside operations consulting services, as we paid certain consulting fees of $160,375 to recruiting consultants for our recent CEO executive search, versus $463,325 for the 2017 comparable period; $190,753 was incurred for travel expenses, versus $165,925 for the 2017 comparable period; $356,075 was incurred for investor relations services versus $498,570 for the 2017 comparable period which included expenses relating to announcing top-line results of our Phase 2 clinical trial; $141,217 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $153,105 for the 2017 comparable period; $430,217 was incurred for insurance, versus $408,924 for the 2017 comparable period; and $203,566 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $211,326 for the 2017 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $291,577 and $155,320 for the years ended December 31, 2018 and 2017, respectively. The increase is primarily attributable to newly issued stock options in late 2017.

We incurred $1,925,034 and $2,288,123 of non-related party non-cash expenses for the years ended December 31, 2018 and 2017, respectively. The decrease for the comparable period is primarily attributable to several options that became fully vested during 2017 and early 2018, front-loaded vesting of certain options in 2017, partially offset by newly issued stock options in 2018.

Other Income, net

We earned $127,110 of interest income for the year ended December 31, 2018 as compared to $67,602 for the year ended December 31, 2017 on funds deposited in interest bearing money market accounts.  In addition, during the year ended December 31, 2017, we incurred a loss of $34,274 from abandonment of furniture and fixtures relating to the closing of our Newark, New Jersey office and a gain of $53,599 upon settlement of our Newark, New Jersey lease obligation.

Net loss and loss per share

We incurred losses of $11,022,286 and $12,615,070 for the years ended December 31, 2018 and 2017, respectively. The decreased loss was primarily attributable to our increase in expenses associated with our current Phase 2 clinical trial, the decrease in our general and administrative expenses and stock-based compensation expense, offset by our related party research and development activities. Earnings (losses) per common share were ($1.37) and ($1.64) for the years ended December 31, 2018 and 2017, respectively. The decrease in loss per share is primarily attributable to the increased weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the year ended December 31, 2018 excludes 10,214,357 warrants and options to purchase 1,520,246 shares of our common stock as they are anti-dilutive due to our net loss. For the year ended December 31, 2017, the computation excludes 5,115,274 warrants and options to purchase 1,345,835 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2018, we had an accumulated deficit of $73,682,093 and had working capital of $26,500,467 as compared to working capital of $14,865,304 as of December 31, 2017. The $11,635,163 increase in working capital was primarily attributable to our December 2018 capital raise which provided net proceeds of approximately $20.4 million and expenditures relating to development of a potential therapeutic product and general and administrative expenses, which resulted in a net loss, excluding non-cash stock compensation expense, of $8,805,675 for the year ended December 31, 2018, partially offset by net proceeds from the exercise of warrants totaling $4,427.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we continue to develop AD and other therapeutic products. We anticipate that this development will include continuing our current confirmatory clinical trial as well as new clinical trials and additional research and development expenditures.

	Years ended December 31,
	2018	2017
Cash used in operating activities	$(7,696,771)	$(10,988,063)
Cash used in investing activities	(3,186)	(3,585)
Cash provided by financing activities	20,441,025	1,331,265

Net Cash Used in Operating Activities

Cash used in operating activities was $7,696,771 for the year ended December 31, 2018, compared to $10,988,063 for the year ended December 31, 2017. The $3,291,292 decrease primarily resulted from the decreased net loss, the funding of prepaid expenses and decrease in accrued expenses, offset by an increase in accounts payable, for the year ended December 31, 2018.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,186 for the year ended December 31, 2018 compared to $3,585 for the year ended December 31, 2017. The cash used in investing activities was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20,441,025 for the year ended December 31, 2018 compared to $1,331,265 for the year ended December 31, 2017. The cash provided by financing activities during the year ended December 31, 2018 was primarily the result of funds raised through sales of our equity securities and warrants to purchase common stock to investors. Net cash provided for the year ended December 31, 2017 was primarily the result of funds raised through exercise of warrants to purchase common stock from investors in our historical private placements.

As of February 28, 2019, we had approximately $25.5 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 24 to 36 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 confirmatory study treating moderate to severe Alzheimer's patients, evaluate and potentially support an open label study in Fragile X syndrome and conduct other non-clinical and research activities for our existing and other potential therapeutic products. The balance of the funds will be used for general corporate and working capital purposes.

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

Off-Balance Sheet Arrangements

We did not engage in any “off-balance sheet arrangements” (as that term is defined in Item 303(a)(4)(ii) of Regulation S-K) as of December 31, 2018.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

Our audited consolidated financial statements as of, and for the years ended December 31, 2018, and December 31, 2017 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2018. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2018, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

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

Directors and Executive Officers

The size of our Board is set at eight directors. Executive officers are appointed by the Board and serve at its pleasure. Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer

Joshua N. Silverman	48	Chairman of the Board of Directors	August 4, 2016

Charles S. Ryan, J.D., PhD	54	Director, Chief Executive Officer	December 14, 2017 (as Director) February 15, 2018 (as Chief Executive Officer)

Robert Weinstein	59	Chief Financial Officer, Treasurer, Secretary and Executive Vice President	August 23, 2013

Daniel L. Alkon, MD	76	President, Chief Scientific Officer	September 19, 2016

William S. Singer	77	Director; Vice-Chairman of the Board	August 23, 2013

James R. Gottlieb	71	Director	December 10, 2013

Shana Kay Phares	51	Director	August 12, 2016

Bruce T. Bernstein	55	Director	November 14, 2016

George Perry, Ph.D.	65	Director	December 12, 2017
Jonathan Schechter	45	Director	December 13, 2018
Ivan Gergel	58	Director	December 13, 2018

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

On June 19, 2018, Andrew Perlman resigned as a member of the Board. On December 13, 2018, the Board appointed Jonathan Schechter and Ivan Gergel to the Board.

Pursuant to the above, our Board is currently comprised of nine members: Mr. Gottlieb and Ms. Phares, who are the NRV Designees; and Mr. Silverman, Dr. Ryan, Mr. Singer, Mr. Bernstein, Dr. Perry, Mr. Schechter and Dr. Gergel, who are nominated by the Board. Executive officers are appointed by the Board and serve at its pleasure.

The principal occupation and business experience during the past five years for our executive officers and directors is as follows:

Joshua N. Silverman – Director, Chairman of the Board.  Mr. Silverman joined the Company as a Director and Chairman of the Board in August 2016. He is currently the Co-Founder and Managing Member of Parkfield Funding LLC, and is a former Principal and Managing Partner of Iroquois Capital Management, LLC (“Iroquois”). Mr. Silverman served as Co-Chief Investment Officer of Iroquois from 2003 until July 2016. From 2000 to 2003, Mr. Silverman served as Co-Chief Investment Officer of Vertical Ventures, LLC, a merchant bank. Prior to forming Iroquois, Mr. Silverman was a Director of Joele Frank, a boutique consulting firm specializing in mergers and acquisitions. Previously, Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman received his B.A. from Lehigh University in 1992. In the past five years, Mr. Silverman has served on the boards of directors of MGT Capital Investments Inc., National Holdings Corporation, Alanco Technologies Inc., Protagenic Therapeutics, Inc., TapImmune, Inc. and WPCS International Incorporated.

Charles S. Ryan, J.D., PhD – Director, Chief Executive Officer. Dr. Ryan joined the Company as a Director on December 14, 2017 and as Chief Executive Officer on February 15, 2018. Dr. Ryan is an experienced executive with an extensive background in pharmaceuticals and biotechnology. Since October 2016, he has served as President and Chief Executive Officer for the Orthobond Corporation, a private company focused on creating proprietary surface modifications for the medical device, biotechnology and pharmaceutical industries to enhance the function of a device or pharmaceutical. He was responsible for providing strategic leadership for the company and managing all internal and external corporate affairs. From March 2015 through May 2016, Dr. Ryan was Vice President and General Counsel at Cold Spring Harbor Laboratory, a preeminent non-profit institution focused in neuroscience, bioinformatics, cancer, genomics and plant biology. In this position, he provided guidance to the organization on business, legal and public policy issues. From 2003 until the acquisition by Actavis plc in 2014, Dr. Ryan was Senior Vice President & Chief Intellectual Property Counsel for Forest Laboratories, a specialty pharmaceutical company in New York. At Forest Laboratories, Dr. Ryan led hundreds of due diligence teams, managed all aspects of patent and trademark litigations, developed cross- functional teams to establish a global strategy for hundreds of products, built and managed the company’s IP team, and recruited, developed and trained executive leaders. Two of the company’s most significant drugs were Lexapro (for major depressive disorders) and Namenda (for moderate to severe Alzheimer’s disease). He began his career in biotechnology with The Collaborative Group, Ltd., a bioscience company providing development, research and manufacturing services to the pharmaceutical and skin care industries, where he was the Vice President, General Counsel from 1998 to 2002. Dr. Ryan also has experience in private law practice, holding positions with Darby & Darby, P.C. and Scully, Scott, Murphy & Presser. He serves on the Board of Directors of Applied DNA Sciences, Inc. and BioRestorative Therapies as well as a Director on the Board of Trustees for The College of Wooster. He previously held board seats with ABS Materials, Inc., Lab21, Inc., GlycoMira Therapeutics, Inc., Forest Laboratory Holdings, Ltd., New York Biotechnology Association, Stony Brook University Medical Center Development Council (Chair), and Western New England University Board of Trustees. Dr. Ryan earned his B.A. in Chemistry from The College of Wooster in 1986, a Ph.D. in Oral Biology and Pathology from Stony Brook University in 1990 and his law degree from Western New England University in 1993.

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

Jonathan Schechter – Director. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full service investment bank, since February 2008. He previously served as a director of DropCar, Inc. Mr. Schechter has worked with public companies for over two decades, including ten years of legal experience and eleven years of investment banking experience. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter holds an A.B. in Public Policy/Political Science from Duke University and a J.D. from Fordham University School of Law.

Ivan Gergel – Director. Dr. Gergel has served as Managing Partner and Chief Medical Officer of New Rhein Healthcare Investors LLC, a pharmaceutical investment company, since March 2018. Prior to that time, from May 2014 through December 2017, Dr. Gergel served as Chief Medical Officer of Nektar Therapeutics, Inc. Dr. Gergel has worked in pharmaceutical development for over thirty years. He currently serves on the boards of directors of Corium International, Inc., Realm Therapeutics, Inc. and Neuraptive Therapeutics, Inc. Dr. Gergel holds an MBBS (MD) from the Royal Free Hospital School of Medicine in London and an MBA from the Wharton School of Business at the University of Pennsylvania.

Board of Directors

Our Board of Directors is authorized to consist of nine members and currently consists of nine members.

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

Joshua N. Silverman

William S. Singer

James R. Gottlieb

Bruce T. Bernstein

George Perry, Ph.D.

Jonathan L. Schechter

Ivan Gergel

Board Committees

Our Board of Directors has established three committees, each of which is composed solely of independent directors:

•	The Audit Committee consists of Mr. Bernstein, as Chairman, Mr. Singer and Mr. Schechter. Mr. Perlman resigned from the Board and as a member of the Audit Committee on June 19, 2018.

•	The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Bernstein and Mr. Singer. Mr. Perlman resigned from the Board and as a member of the Compensation Committee on June 19, 2018.

•	The Nominating and Corporate Governance Committee consists of Mr. Singer, as Chairman, Mr. Bernstein and Mr. Silverman.

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

The Audit Committee was established on December 11, 2013, and held five meetings in 2018. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established on December 11, 2013, and held four meetings in 2018. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established on December 11, 2013, and held four meetings in 2018. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of Mr. Silverman as Chairman, Mr. Singer and Mr. Bernstein. No member of the Compensation Committee has been an officer or employee of the Company. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our Board of Directors or Compensation Committee.

Family Relationships

There are no family relationships among our directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2018 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year.

Item 11.	Executive Compensation.

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2018, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2018; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2018; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2018 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation.

Name & Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(1)	Non– Equity Incentive Plan Compensation ($)	Non– Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(2)	Total ($)
Charles Ryan, JD, PhD,	2018	371,875	-	-	302,727	-	-	22,583	697,185
CEO (3)	2017	-	-	-	1,029,535	-	-	-	1,029,535
Robert Weinstein,	2018	286,433	-	-	0	-	-	43,214	329,647
CFO, Secretary and Executive	2017	280,260	-	-	97,271	-	-	35,642	413,173
Vice President
Daniel L. Alkon,	2018	300,000	-	-	0	-	-	-	300,000
MD, President and CSO	2017	300,000	-	-	857,440	-	-	-	1,157,440

1.	Option awards represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the grant date fair value, see Note 9 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

2.	Mr. Weinstein and Dr. Ryan’s 2017 and 2018 amounts reflect healthcare payments and insurance premiums paid on their behalf.

3.	Dr. Ryan became our Chief Executive Officer on February 15, 2018 and joined our Board of Directors on December 14, 2017.

Outstanding Equity Awards at 2018 Fiscal Year-End

We have two compensation plans approved by our stockholders, the Neurotrope, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) and the Neurotrope, Inc. 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The following table provides information regarding 2013 Plan and 2017 Plan awards for each named executive officer outstanding as of December 31, 2018.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Dr. Charles S. Ryan	99,618	58,300	–	7.55	12 /14/2027	(1)	–	–	–	–
	1,228	77,869	–	4.10	12 /14/2028	(2)	–	–	–	–

Robert Weinstein	20,313	0	–	32.00	10/01/2023	(3)	–	–	–	–
	3,125	0	–	25.60	11/19/2025	(4)	–	–	–	–
	5,930	1,838	–	10.56	11/22/2026	(5)	–	–	–	–
	9,473	9,472	–	19.62	04/11/2027	(6)	–	–	–	–

Daniel L. Alkon, MD	5,469	0	–	56.00	8/23/2023	(7)	–	–	–	–
	94,865	29,409	–	10.56	11/22/2026	(5)	–	–	–	–
	83,500	83,500	–	19.62	04/11/2027	(6)	–	–	–	–

1.	50% of these options vested on the date of grant, with the remaining 50% vesting in equal daily installments over a four year period.

2.	The options vest in equal daily installments over a three-year period from the date of grant.

3.	25% of these options vested on each of the first four anniversaries of the date of grant (October 2, 2013).

4.	The options vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.

5.	The options vested 50% on grant date with the remaining vesting over four years.

6.	The options vest in equal quarterly installments over a three-year period.

7.	The options vested as of the date of grant.

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Charles S. Ryan, JD, PhD. We are a party to an employment agreement dated as of December 14, 2017, with Charles Ryan, JD, PhD, pursuant to which Dr. Ryan serves as our Chief Executive Officer. Dr. Ryan became Chief Executive Officer effective February 15, 2018, following the departure of Susanne Wilke, PhD, as the Company’s Chief Executive Officer on December 14, 2017. Under the terms of Dr. Ryan’s employment agreement, we agreed to pay Dr. Ryan an initial annual base salary of $425,000 with a target annual bonus equal to 50% of his base salary as then in effect. Dr. Ryan also received, pursuant to the Company’s 2017 Equity Incentive Plan, (i) an initial equity grant of options to purchase 157,918 shares of the Company’s common stock with an exercise price of $7.55 per share, half of which vested upon the date of grant and the remainder of which vest in equal daily installments over a four-year period and (ii) an additional equity grant of options to purchase the number of shares equal to 1% of the Company’s outstanding equity on the first anniversary of the date of the agreement, which grant vests in equal daily installments over a three-year period. Dr. Ryan received such option grant to purchase 79,097 shares of our common stock with an exercise price of $4.10 per share on December 14, 2018. Pursuant to the terms of his employment agreement, Dr. Ryan is also entitled to receive an additional equity grant of options to purchase the number of shares equal to 1% of the Company’s outstanding equity on the grant date, to be made on or as soon as practicable after the second anniversary of the effective date of his employment agreement, such grant to vest in equal daily installments over a two-year period.

If the Company terminates Dr. Ryan’s employment without cause or if Dr. Ryan terminates his employment with the Company for good reason, Dr. Ryan is entitled to receive (i) a severance payment in an amount equal to twelve months of his salary as then in effect, (ii) a bonus payment based on his actual achievement of performance criteria for that year and (iii) continued coverage under the Company’s group health plan for a period of twelve months. In the event such termination without cause or for good reason occurs within the three months preceding or twelve months following a change of control, then in addition to the benefits outlined above, Dr. Ryan’s initial option grant and additional option grants described in the previous paragraph shall vest in full.

Robert Weinstein. The Company is party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. Mr. Weinstein’s current gross salary is $291,900. The Company agreed to pay Mr. Weinstein a discretionary annual bonus of up to 50% of his annual base salary for all years beginning January 1, 2015, to be earned and payable based upon attainment of annual performance goals as determined by the Board or a committee thereof. Mr. Weinstein was not paid a bonus in 2017 or in 2018. Mr. Weinstein’s annual bonus opportunity may be periodically reviewed and increased at the discretion of the Board or a committee thereof. Mr. Weinstein is also eligible to participate in all Company benefits generally available to the Company’s officers in accordance with the terms of those benefit plans and all retirement, life, disability, medical and dental plan benefits generally available to the Company’s officers in accordance with the terms of those plans.

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

Pursuant to his employment agreement, the Company’s Board granted an incentive stock option to Mr. Weinstein under the 2013 Plan to purchase 20,313 shares of the Company’s common stock. The option vested with respect to 5,078 shares on each of the first, second, third and fourth anniversaries of October 1, 2013.

On April 11, 2017, Mr. Weinstein received a grant of options to purchase 18,945 shares of common stock, at an exercise price of $19.62 per share, to vest in equal quarterly installments over a three-year period.

Daniel L. Alkon, M.D. Effective September 23, 2016, the Company appointed Dr. Daniel Alkon, M.D., as President of the Company. Dr. Alkon continues to serve as the Company’s Chief Scientific Officer. On January 4, 2017, the Company agreed to compensate Dr. Alkon with a salary of $25,000 per month until May 31, 2017. Since that time, Dr. Alkon has received an annual salary of $300,000.

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

Potential Payments upon Termination or Change-In-Control

The Company is party to an employment agreement dated as of December 14, 2017, with Charles Ryan, JD, PhD, pursuant to which Dr. Ryan serves as the Company’s Chief Executive Officer. If the Company terminates Dr. Ryan’s employment without cause or if Dr. Ryan terminates his employment with the Company for good reason, Dr. Ryan is entitled to receive (i) a severance payment in an amount equal to twelve months of his salary as then in effect, (ii) a bonus payment based on his actual achievement of performance criteria for that year and (iii) continued coverage under the Company’s group health plan for a period of twelve months. In the event such termination without cause or for good reason occurs within the three months preceding or twelve months following a change of control, then in addition to the benefits outlined above, the stock option grants made to Dr. Ryan pursuant to his employment agreement shall vest in full.

The Company is also party to an employment agreement dated as of October 1, 2013, with Robert Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. If Mr. Weinstein’s employment is terminated by the Company for a reason other than cause or by him for good reason, and subject to his compliance with other terms of Mr. Weinstein’s employment agreement, and certain other conditions, then the Company will pay him a severance amount equal to his annual base salary, payable in a single lump sum. In addition, if he elects health care continuation coverage under COBRA, the Company will pay for such health insurance coverage for a period of 18 months following the termination of his employment, as the same rate as it pays for health insurance coverage for its active employees (with Mr. Weinstein required to pay for any employee-paid portion of such coverage). If Mr. Weinstein’s employment is terminated by non-renewal or due to his death or disability, he will be entitled to any unpaid prorated annual bonus for the year in which his employment terminates.

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

In addition to the compensation described above, on January 22, 2019, the Board approved of additional stock option grants to purchase shares of the Company’s common stock to its directors and officers. The grants were made pursuant to the Company’s 2017 Plan. The stock options vest according to the following schedule: 50% vested on the date of the grant, with the remaining 50% vesting in equal quarterly installments over a two-year period.

The following table provides information concerning the compensation of our directors for the year ended December 31, 2018.

	Fees				Nonqualified
	earned			Non-equity	deferred
	or paid	Stock	Option	incentive plan	compensation	All other
	in cash	awards	awards	compensation	earnings	Compensation
Name (a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)(g)	Total ($)(h)
Joshua Silverman (2)	120,000	-	77,112	-	-	120,000	317,112
Charles S. Ryan, Ph.D. (3)	-	-	302,727				302,727
William S. Singer	40,000	-	77,112				117,112
James R. Gottlieb	25,000	-	77,112	-	-	-	102,112
Shana K. Phares	25,000	-	77,112	-	-	-	102,112
Bruce T. Bernstein	40,000	-	77,112				117,112
George Perry, Ph.D.	25,000	-	77,112				102,112
Jonathan L. Schechter (4)	462	-	36,461	-	-		36,923
Dr. Ivan Gergel (5)	1,155		30,386				31,541

1.	These amounts represent the aggregate grant date fair value of options granted to each director in 2017 computed in accordance with FASB ASC Topic 718.

2.	Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

3.	Option awards reflect compensation paid to Dr. Ryan in connection with his employment agreement pursuant to which he agreed to be appointed as our Chief Executive Officer effective February 15, 2018.

4.	Mr. Schechter was appointed to our Board on December 13, 2018.

5.	Dr. Gergel was appointed to our Board on December 13, 2018.

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

On March 9, 2017, our Board adopted, and on December 12, 2017, our stockholders approved, the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which reserved a total of 800,000 new shares of our common stock for issuance, plus up to 200,000 additional shares that may be issued if awards under the 2013 Plan are cancelled or expire. On October 9, 2018, our Board adopted, and on December 12, 2018, our stockholders approved an amendment to the 2017 Plan to increase the number of shares of common stock issuable thereunder by an additional 600,000 shares.

The following table provides information as of December 31, 2018, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,167,055	$20.34	565,077
Equity compensation plans not approved by security holders (2)	353,191	10.56	0
Totals	1,520,246	$18.07	565,077

(1)	The 2013 Plan and 2017 Plan.

(2)	Includes the increase in the number of shares available for issuance under the 2013 Plan that became effective on November 21, 2016, which increased the number of available shares by 372,825 and which did not receive approval by our stockholders. On November 21, 2016, the Company issued options to purchase an aggregate of 372,825 shares of common stock, which options feature an exercise price of $10.56 per share. Subsequent to issuance, 19,634 options were canceled.

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

Grants

The 2013 Plan and 2017 Plan authorize the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

•	Options granted under the 2013 Plan and 2017 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of our common stock covered by an option generally cannot be less than the fair market value of our common stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of our common stock on the date of grant.

•	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the Compensation Committee or Board, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•	The Compensation Committee or Board may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•	The 2013 Plan and 2017 Plan authorize the granting of stock awards. The Compensation Committee or Board will establish the number of shares of our common stock to be awarded and the terms applicable to each award, including performance restrictions.

•	Stock appreciation rights entitle the participant to receive a distribution in an amount not to exceed the number of shares of our common stock subject to the portion of the stock appreciation rights exercised multiplied by the difference between the market price of a share of our common stock on the date of exercise of the stock appreciation rights and the market price of a share of our common stock on the date of grant of the stock appreciation rights

The maximum aggregate number of shares of common stock that may be awarded and sold under the 2013 Plan is 685,329 and under the 2017 Plan is 1,400,000 new shares of common stock, plus up to 200,000 additional shares that may be issued if awards outstanding under the 2013 Plan are cancelled or expire.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 28, 2019, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Neurotrope, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)
JEPAP LLC(2)	703,126	5.3%
McGregor, Clyde S. & LeAnn P. Pope, JTWROS(3)	1,766,215	9.99%
E. Jeffrey Peierls(4) 73 South Holman Way Golden, CO 80401	1,119,574	8.4%
Iroquois Capital Management, LLC(5) 205 East 42nd Street, 20th Floor New York, NY 10017	992,658	7.5%
Daniel L. Alkon, MD(6)	330,795	2.5%
Bruce T. Bernstein(7)	51,945	*
Ivan Gergel(8)	6,212	*
James R. Gottlieb(9)	37,346	*
George Perry(10)	17,770	*
Shana Kay Phares(11)	29,863	*
Charles S. Ryan, JD, PhD(12)	200,253	1.5%
Jonathan L. Schechter(13)	6,329	*
Joshua N. Silverman(14)	320,765	2.4%
William S. Singer(15)	59,055	*
Robert Weinstein(16)	61,633	*
All directors and executive officers as a group (11 persons)	1,121,966	8.5%

*Represents beneficial ownership of less than 1% of the outstanding shares.

1.	Applicable percentage ownership is based on 12,922,370 shares of our common stock outstanding, together with securities exercisable or convertible into shares of our common stock within 60 days of February 28, 2019 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

2.	Philip Proujansky is a Member of JEPAP LLC and has voting and investment power over the shares owned thereby. Includes (1) 351,563 shares of common stock and (2) 351,563 shares of common stock issuable upon exercise of the Series F Warrants. The warrants are held by Warrants Allocation Vehicle LLC.

3.	Includes (1) 1,021,797 shares of common stock, (2) 104,167 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement, (3) 195,313 shares of common stock issuable upon exercise of the Series F Warrant and (4) 444,938 shares of common stock underlying Series G warrants issued in the Company’s December 2018 registered direct offering. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities.

4.	This information is based on a Schedule 13G/A filed by E. Jeffrey Peierls and Brian Eliot Peierls on February 11, 2019, which reported ownership as of December 31, 2018. Includes an aggregate of (1) 706,369 shares of common stock and (2) 413,201 shares of common stock underlying warrants to purchase common stock. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. Certain shares of common stock and warrants to purchase common stock are subject to shared voting and dispositive power with various Trusts and the Peierls Foundation, Inc., of which the reporting persons are fiduciaries. The address of E. Jeffrey Peierls and The Peierls Foundation, Inc. is 73 South Holman Way, Golden, Colorado 80401. The address of Brian Eliot Peierls is 3017 McCurdy St., Austin, TX 78723.

5.	This information is based on a Schedule 13G filed by Iroquois Capital Management, LLC (“Iroquois Capital”), Richard Abbe and Kimberly Page on February 14, 2019, which reported ownership as of December 31, 2018. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants without giving effect to the 9.99% blocker included in such warrants. Includes an aggregate of (1) 235,504 shares of common stock and warrants to purchase 156,250 shares of common stock (which are subject to a 9.99% blocker) held by Iroquois Master Fund Ltd. (“Iroquois Master Fund”) and (2) 449,862 shares of common stock and warrants to purchase 145,833 shares of common stock (which are subject to a 9.99% blocker) held by Iroquois Capital Investment Group LLC (“ICIG”). Mr. Richard Abbe holds warrants to purchase 5,209 shares of common stock (which are subject to a 9.99% blocker) which are held by Kensington Investment Partners LLC.

6.	Includes (1) 29,688 shares of common stock and (2) 301,107 shares underlying stock options held by Dr. Alkon that are all vested as of February 28, 2019 or will vest within 60 days thereafter.

7.	Includes (1) 1,563 shares of common stock and (2) 50,382 shares underlying stock options held by Mr. Bernstein that are vested as of February 28, 2019 or will vest within 60 days thereafter.

8.	Includes 6,212 shares underlying stock options held by Dr. Gergel that are vested as of February 28, 2019 or will vest within 60 days thereafter.

9.	Includes 37,346 shares underlying stock options held by Mr. Gottlieb that are vested as of February 28, 2019 or will vest within 60 days thereafter.

10.	Includes 17,770 shares underlying stock options held by Dr. Perry that are vested as of February 28, 2019 or will vest within 60 days thereafter.

11.	Includes 29,863 shares underlying stock options held by Ms. Phares that are vested as of February 28, 2019 or will vest within 60 days thereafter. Does not include shares held by Neurosciences Research Ventures, Inc. Ms. Phares is the President and Chief Executive Officer of Cognitive Research Enterprises, Inc. Ms. Phares disclaims beneficial ownership of the shares held by Neurosciences Research Ventures, Inc.

12.	Includes 200,253 shares underlying stock options held by Dr. Ryan that are vested as of February 28, 2019 or will vest within 60 days thereafter.

13.	Includes 6,329 shares underlying stock options held by Mr. Schechter that are vested as of February 28, 2019 or will vest within 60 days thereafter.

14.	Includes 320,765 shares underlying stock options held by Mr. Silverman that are vested as of February 28, 2019 or will vest within 60 days thereafter.

15.	Includes 59,055 shares underlying stock options held by Mr. Singer that are vested as of February 28, 2019 or will vest within 60 days thereafter.

16.	Includes (1) 3,953 shares of common stock, (2) 1,303 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 56,377 shares underlying stock options held by Mr. Weinstein that are vested as of February 28, 2019 or will vest within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

Consulting Agreement

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

On August 4, 2016, the Company and Charles S. Ramat, the Company’s President and Chief Executive Officer, entered into a Separation Agreement (the “Ramat Separation Agreement”). Pursuant to the Ramat Separation Agreement which was mutually agreed upon by the Company and Mr. Ramat, Mr. Ramat agreed to resign as President and Chief Executive Officer and as a member of the Board (the “Termination Date”) and the parties agreed that Mr. Ramat is being terminated without cause. Mr. Ramat’s resignation from the Board and all other positions occurred on September 1, 2016. Mr. Ramat continued to receive his current salary and benefits through the Termination Date except that his salary was reduced by $10,000 per month. On the Termination Date, Mr. Ramat received a lump sum severance payment in the amount of $200,000, which was equal to the amount of severance he was entitled to receive if he was terminated by the Company for a reason other than cause or by him for good reason pursuant to his employment agreement with the Company. The Ramat Separation Agreement further provided that (a) the Consulting Agreement between Ramat Consulting Group and the Company, effective February 28, 2013, shall automatically be restored and become fully effective and reinstated on the same terms and conditions for the balance of its five year term, which expired on February 28, 2018, and pursuant to which consulting fees are to be paid at the rate of $50,000 per annum, payable monthly, and (b) on the Termination Date, Mr. Ramat’s (i) outstanding unvested stock options shall immediately vest, notwithstanding that Mr. Ramat, on the previously scheduled vesting dates, will no longer be an employee, director, or service provider to the Company, and (ii) vested options (including those whose vesting occurs pursuant the preceding clause) shall continue to be exercisable for a period of ten (10) years following the respective dates of grant of such options. The Ramat Separation Agreement also extends the non-competition provision contained in Mr. Ramat’s employment agreement notwithstanding the termination of Mr. Ramat’s employment without cause, except that he is permitted to participate in a business that is engaged in the development and/or sale of products using bryologs only for the indication of AIDS. The Ramat Separation Agreement also included a mutual general release of claims and a requirement to obtain similar release agreements from Iroquois Master Fund Ltd. and certain other investors.

During the year ended December 31, 2017, we paid an aggregate of $141,770 to the consulting company of former director Dr. Kenneth J. Gorelick for fees in connection with consulting services provided to the Company in connection with the Company’s clinical trial.

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

On November 29, 2018 we entered into a Second Amendment to the CRE License, pursuant to which (i) we agreed to pay all outstanding invoices and accrued expenses associated with the licensed intellectual property and (ii) the parties agreed that CRE would no longer have the right, and we would have the sole and exclusive right, to apply for, file, prosecute, and maintain patents and applications for the licensed intellectual property. The Company paid $10,000 to CRE for administrative expenses relating to this amendment.

For the year ending December 31, 2017, the Company paid CRE a total of $214,619 for maintenance of CRE’s patent portfolio relating to technologies licensed to the Company by CRE. For the year ending December 31, 2018, the Company paid CRE a total of $262,012 for maintenance of CRE’s patent portfolio and administrative expenses for license amendment.

Shana Kay Phares, a member of our Board, is the President and Chief Executive Officer of CRE.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14.	Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2018, and December 31, 2017, and fees billed for other services rendered by Friedman LLP during those periods.

70

	2018	2017
Audit fees:(1)	$84,833	$80,340
Audit related fees:(2)	0	28,387
Tax fees:	0	0
All other fees:	0	0
Total	$84,833	$108,727

1.	Audit fees were for professional services for the audit of the consolidated financial statements and other fees for services that only our independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10-Q filings.

2.	Audit related fees consisted principally of work relating to the filing of Company quarterly and annual reports and work relating to the filing of Company registration statements.

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

4.	Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation, as amended, of the Registrant. (incorporated by reference from Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

4.1	Form of Series A Warrant (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.2	Form of Series B Warrant (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3	Form of Series C Warrant (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.4	Form of Series D Warrant (incorporated by reference from Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 10.6 the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.6	Penny Broker Warrant (incorporated by reference from Exhibit 10.8 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.7	IV Broker Warrant (incorporated by reference from Exhibit 10.9 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.8	Institutional Broker Warrant (incorporated by reference from Exhibit 10.10 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.9	Form of Series F Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.10	Form of Series A Warrant Amendment (incorporated by reference from Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.11	Form of Series C Warrant Amendment (incorporated by reference from Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.12	Form of Series E Warrant Amendment (incorporated by reference from Exhibit 4.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.13	Form of Broker Warrant (incorporated by reference from Exhibit 4.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.14	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.1†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.2†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Company’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.3	Voting Agreement dated as of August 23, 2013, among the Registrant and the stockholders party thereto (incorporated by reference from Exhibit 10.17 to the Company’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

10.4†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.5†	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by reference from Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.6	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference from Exhibit 10.1 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.7	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.2 to Neurotrope Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.8	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by reference from Exhibit 10.4 to Neurotrope, Inc.’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.9†	Consulting Agreement between Neurotrope BioScience, Inc. and Ramat Consulting Corp., as amended on December 18, 2013 and February 2, 2015 (incorporated by reference from Exhibit 10.29 to Neurotrope Inc.’s Annual on Form 10-K filed with the SEC on March 26, 2015)

10.10	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 15, 2015)

10.11	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.12	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (incorporated by reference from Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.13	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference from Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.14	Separation Agreement among the Registrant, Neurotrope Bioscience, Inc. and Charles S. Ramat, dated August 4, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.15	Consulting Agreement between the Registrant and SM Capital Management, LLC, dated August 4, 2016 (incorporated by reference from Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 5, 2016)

10.16†	Amendment to the Registrant’s 2013 Equity Incentive Plan, dated November 21, 2016 (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 23, 2016)

10.17†	Form of Director Indemnification Agreement (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.18†	Nonemployee Director Compensation Policy (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.19†	Neurotrope, Inc. 2017 Equity Incentive Plan, as amended (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on October 24, 2018)

10.20†	Form of Stock Option Agreement under the Neurotrope, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.21†	Employment Agreement by and between the Company and Charles Ryan, dated December 14, 2017 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017)

10.22††	Services Agreement by and between the Company and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2018)

10.23	Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2018)

10.24	Securities Purchase Agreement by and between the Company and each purchaser identified on the signature pages thereto, dated as of December 17, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.25	Form of Advisory Consulting Agreement by and between the Company and the consultants party thereto, dated December 12, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.26	Amendment No. 1 to Advisory Consulting Agreement by and between the Company and Maxim Group LLC, dated as of December 31, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

10.27	Amendment No. 1 to Advisory Consulting Agreement by and between the Company and Katalyst Securities LLC, dated as of December 31, 2018 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

10.28	Placement Agency Agreement, by and between the Company and GP Nurmenkari Inc., dated as of December 17, 2018 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.29

Amendment No. 1 to Placement Agency Agreement by and between the Company and GP Nurmenkari Inc., dated as of December 20, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

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

†† Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 8, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 8, 2019
Joshua N. Silverman

/s/ Charles S. Ryan, JD, PhD	Director and Chief Executive Officer	March 8, 2019
Charles S. Ryan, JD, PhD

/s/ James R. Gottlieb	Director	March 8, 2019
James R. Gottlieb

/s/ William S. Singer	Director	March 8, 2019
William S. Singer

/s/ George Perry, Ph.D.	Director	March 8, 2019
George Perry, Ph.D.

/s/ Shana Kay Phares	Director	March 8, 2019
Shana Kay Phares

/s/ Bruce T. Bernstein	Director	March 8, 2019
Bruce T. Bernstein

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice	March 8, 2019
Robert Weinstein	President, Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Jonathan Schechter	Director	March 8, 2019
Jonathan Schechter

/s/ Ivan Gergel	Director	March 8, 2019
Ivan Gergel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Neurotrope, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Philadelphia, PA
March 8, 2019

NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$28,854,218	$16,113,150
Prepaid expenses	603,324	310,437

TOTAL CURRENT ASSETS	29,457,542	16,423,587

Fixed assets, net of accumulated depreciation	20,842	20,655

TOTAL ASSETS	$29,478,384	$16,444,242

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$2,898,583	$1,240,033
Accrued expenses	58,492	268,250
Accrued expenses - related party	-	50,000

TOTAL CURRENT LIABILITIES	2,957,075	1,558,283

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value; 12,922,370 shares issued and outstanding at December 31, 2018; 7,895,859 shares issued and outstanding at December 31, 2017	1,292	790
Additional paid-in capital	100,202,110	77,544,976
Accumulated deficit	(73,682,093)	(62,659,807)

TOTAL SHAREHOLDERS' EQUITY	26,521,309	14,885,959

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,478,384	$16,444,242

 See accompanying notes to consolidated financial statements.

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2018	2017

OPERATING EXPENSES:
Research and development - related party	$262,012	$214,619
Research and development	4,623,551	4,548,835
General and administrative - related party	50,000	39,417
General and administrative	3,997,222	5,455,683
Stock-based compensation - related party	291,577	155,320
Stock-based compensation	1,925,034	2,288,123

TOTAL OPERATING EXPENSES	11,149,396	12,701,997

OTHER INCOME (EXPENSE):
Loss on abandonment of fixed assets	-	(34,274)
Gain on settlement of lease obligation	-	53,599
Interest income	127,110	67,602

Net loss before income taxes	(11,022,286)	(12,615,070)

Provision for income taxes	-	-

Net loss	$(11,022,286)	$(12,615,070)

PER SHARE DATA:

Basic and diluted loss per common share	$(1.37)	$(1.64)

Basic and diluted weighted average common shares outstanding	8,050,700	7,709,400

See accompanying notes to consolidated financial statements.

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2017	6,754,547	$676	$73,648,737	$(50,044,737)	$23,604,676

Issuance of common stock for consulting fees	12,189	1	121,644	-	121,645

Exercise of common stock warrants	1,129,092	113	1,331,152	-	1,331,265

Stock based compensation	-	-	2,443,443	-	2,443,443

Shares issued for reverse stock split rounding	31	-	-	-	-

Net loss	-	-	-	(12,615,070)	(12,615,070)

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Sale of common stock and warrants	5,012,677	501	20,436,097		20,436,598

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	2,216,611	-	2,216,611

Net loss	-	-	-	(11,022,286)	(11,022,286)

Balance December 31, 2018	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

 See accompanying notes to consolidated financial statements.

 NEUROTROPE, INC. AND SUBSIDIARY

 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,022,286)	$(12,615,070)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	2,216,611	2,443,443
Consulting services paid by issuance of common stock	-	121,645
Depreciation expense	2,999	3,854
Loss on abandonment of fixed assets	-	34,274
Change in assets and liabilities
Increase in prepaid expenses	(292,887)	(171,726)
Increase (decrease) in accounts payable	1,658,550	(927,380)
(Decrease) increase in accrued expenses	(209,758)	77,506
(Decrease) increase in accrued expenses - related party	(50,000)	45,391
Total adjustments	3,325,515	1,627,007

Net Cash Used in Operating Activities	(7,696,771)	(10,988,063)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(3,186)	(3,585)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	20,436,598	-
Net proceeds from exercise of common stock warrants	4,427	1,331,265

Net Cash Provided by Financing Activities	20,441,025	1,331,265

NET INCREASE (DECREASE) IN CASH	12,741,068	(9,660,383)

CASH AT BEGINNING OF YEAR	16,113,150	25,773,533

CASH AT END OF YEAR	$28,854,218	$16,113,150

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization, Nature of Business, and Liquidity:

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

Liquidity

As of February 28, 2019, the Company had approximately $25.5 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next approximately 24 to 36 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our ongoing follow-on clinical study (estimated revised total cost of $7.3 million - see Note 3), conduct other non-clinical studies, plus the plan to conduct additional studies in AD and potentially other diseases that might benefit from using bryostatin. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate and pursue additional development projects in addition to our current confirmatory AD clinical trial. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to pursue development of such other product candidates. If so, we could be required to delay, scale back or eliminate some or all of our existing or additional contemplated development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

To alleviate its going concern qualification, in December 2018, the Company raised approximately $20.5 million in net cash proceeds. These proceeds will enable the Company to continue operations for next approximately 24 to 36 months.

Note 2 – Summary of Significant Accounting Policies:

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2018, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $12.3 million. In addition, approximately $16.2 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC.

Property and Equipment:

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2018 and 2017.

Loss Per Share:

Basic loss per common share amounts are based on the weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2018 and 2017, which were approximately 11.7 million shares and 5.8 million shares, respectively.

Income Taxes:

The Company had federal and state net operating losses for income tax purposes of approximately $51.5 million for the period from October 31, 2012 (inception) through December 31, 2018. The net operating loss carryforwards resulted in a deferred tax asset of approximately $10.8 million at December 31, 2018. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. Under current U.S. federal tax law, the Company would receive a compensation expense deduction related to non-qualified stock options only when those options are exercised. Accordingly, the financial statement recognition of compensation cost for non-qualified stock options creates a deductible temporary difference. The Company does not recognize a tax benefit for compensation expense related to incentive stock options (“ISOs”) unless the underlying shares are disposed of in a disqualifying disposition. Accordingly, compensation expense related to ISOs is treated as a permanent difference for income tax purposes. These deferred tax assets are reduced to zero by an offsetting valuation allowance. As a result, there is no provision for income taxes.

The effect on deferred tax assets and liabilities of a change in tax rates is recognized in results of operations in the period that includes the enactment date. The Tax Cuts and Jobs Act (the Act) was enacted on December 22, 2017.  The Act reduces the US federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings.  As of December 31, 2018 the Company did not have any repatriation of foreign income therefore we recognized a provisional amount of $0.

In connection with the Act, we re-measured certain deferred tax assets and liabilities based on the rates at which they are anticipated to reverse in the future, which is generally 21%.  The provisional amount recorded related to the re-measurement of our deferred tax balance was a tax expense of $6.7 million which was fully offset with a valuation allowance against our deferred taxes.

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

Recent Accounting Pronouncements

In December 2018, the FASB issued ASU-2018-20, Leases (Topic 842). In February 2016, the FASB issued new guidance related to how an entity should account for lease assets and lease liabilities.  The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance.  Accounting for leases by lessors is largely unchanged under the new guidance.  The guidance is effective for the Company beginning in the first quarter of 2019.  Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The Company has determined that this standard is not expected to have a material impact to its financial statements based upon the de minimis amount of short-term lease commitments.

In July 2017, the FASB issued new guidance, ASU-2017-11, Distinguishing Liabilities from Equity (Topic 480), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and re-characterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity.  The guidance is effective for the Company beginning in the first quarter of fiscal year 2019.  Early adoption is permitted.  The Company is evaluating the impact of adopting this guidance on its consolidated financial statements.

In November 2018, the FASB issued ASU-2018-18, Collaborative Arrangements (Topic 808). In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company will assess the impact of the adoption of this guidance on its consolidated financial statements once the Company begins to generate revenue.

Accounting Pronouncements Adopted During the Period:

In June 2018, the FASB issued ASU 2018-07, Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU simplifies the accounting for nonemployee share-based payment transactions. Under the new guidance, equity-classified share-based payment awards issued to nonemployees will now be measured on the grant date, instead of the previous requirement to re-measure the awards through performance completion date. Awards that include performance conditions will recognize compensation cost when the achievement of the performance condition is probable, rather than upon achievement of the performance condition. Finally, the current requirement to reassess the classification (equity or liability) for nonemployee awards upon vesting will be eliminated, except for awards in the form of convertible instruments. The ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Early adoption is permitted, including interim periods, but no earlier than the adoption of ASC 606. Effective June 20, 2018, we adopted this standard. As a result of the adoption of this new guidance, certain non-employee equity awards were measured on the grant date. There was no cumulative effect of the change on retained earnings as of January 1, 2018 since we had no unvested non-employee awards outstanding as of that date.

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. We are required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, we must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. We will also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development To-date, no royalties nor milestone payments have been made.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments.

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

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.3 million based upon the progress of the Study. Of the total estimated Study costs, as of December 31, 2018, the Company has incurred approximately $3.9 million in expenses of which WCT has represented a total of approximately $3.7 million and approximately $200,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, the Company paid $1.2 million to WCT as prepaid deposits of which the Company has utilized approximately $900,000, leaving a balance included in prepaid expenses of approximately $300,000.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

James Gottlieb, a director of the Company, serves as a director of CRE, and Shana Phares, also a director of the Company, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned 2.2% of the Company's outstanding common stock as of December 31, 2018.

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

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing”). This Fixed Research Fee is not yet due. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRV, Inc. holds in the Company. Under the CRE License Agreement, the Company was required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Stock financings or any subsequent rounds of financing prior to a public offering, less commissions.

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of December 31, 2018, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

In addition, on November 10, 2018, Neurotrope BioScience and CRE entered into a second amendment (the “Second Amendment”) to the TLSA to which CRE granted certain patent prosecution and maintenance rights to Neurotrope BioScience. Under the Second Amendment, Neurotrope BioScience will have the sole and exclusive right and the obligation, to apply for, file, prosecute and maintain patents and applications for the intellectual property licensed to Neurotrope BioScience, and pay all fees, costs and expenses related to the licensed intellectual property. Neurotrope BioScience paid CRE $10,000 in consideration of this Second Amendment.

Note 5 – Common Stock:

December 2018 Offering

On December 17, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Purchasers in a registered direct offering an aggregate of 5,012,677 shares of its common stock and Series G warrants to purchase up to an aggregate of 5,012,677 shares of common stock at a combined purchase price of $4.495 per share and accompanying warrant. The warrants were not deemed to be derivative securities. As a result, the value of the warrants were accounted for as offsetting entries in the stockholders’ equity section of the balance sheet. The warrants will be exercisable at a price of $4.37 per share beginning six months following the date of issuance and will expire five years from the exercise date. The net proceeds to the Company from the offering were approximately $20.5 million, after deducting placement agent fees, financial advisory fees and estimated offering expenses payable by the Company of approximately $2.1 million.

Pursuant to a placement agent agreement, dated December 17, 2018 (the “Placement Agent Agreement”), the Company paid (i) a cash fee of $442,000 (8.0% of the aggregate gross proceeds raised from Purchasers first contacted by the placement agent in connection with the offering) and (ii) warrants to purchase 24,583 shares of common stock (represents the number of shares of common stock equal to 2.0% of the aggregate number of shares sold to Purchasers first contacted by the placement agent in connection with the offering). The Company also agreed to reimburse the placement agent an additional $25,000 for its legal expenses.

The placement agent warrants have substantially the same terms as the warrants issued to the investors in the offering, except that the placement agent warrants have an exercise price equal to $6.25 and a term of five years from the effective date of the offering.

Pursuant to separate advisory consulting agreements (as amended, the “Consulting Agreements”), the Company engaged advisory financial consultants in connection with the offering. The Company agreed to pay total consulting fees of approximately $1.6 million, plus reimbursement of up to $50,000 of their legal expenses. In addition, the financial consultants received a total of warrants to purchase 75,657 shares of common stock. Such warrants issued to the advisory financial consultants have the same terms and be in the same form as the placement agent warrants described above.

Note 6 – Stock Options:

Option Grants

On March 9, 2017, the Company’s Board of Directors approved the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which provides for the issuance of incentive awards of up to 800,000 shares of Common Stock to officers, key employees, consultants and directors.  The 2017 Plan was approved by stockholders in December 2017.  In October 2018, the Company’s Board approved an increase in the total number of shares available under the 2017 Plan by 600,000 to 1.4 million shares. The increase was subsequently approved by stockholders in December 2018.

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2018:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in thousands)
Options outstanding at January 1, 2018	1,345,835	$20.10	8.8
Options granted	276,285	$7.77
Less options forfeited	(16,873)	$18.03
Less options expired/cancelled	(85,001)	$11.71
Less options exercised	-	$-
Options outstanding at December 31, 2018	1,520,246	$18.07	8.2	$0
Options exercisable at December 31, 2018	914,964	$21.98	7.7	$0

Pursuant to the Company’s Board of Directors compensation plan, in March 2018, the Company granted stock options to purchase an aggregate of 70,000 shares of the Company’s common stock to seven members of the Company’s Board of Directors. The stock options have an exercise price of $8.9125 per share and an expiration date that is ten years from the date of issuance. All of the options vest on the first anniversary of the issuance date.

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

During December 2018, the Company granted stock options to purchase an aggregate of 96,285 shares of the Company’s common stock to the Chief Executive Officer, pursuant to his employment contract and to two new members of the Company’s Board of Directors. The stock options have exercises prices ranging from $4.10 to $4.44 per share and an expiration date that is ten years from the date of issuance. All of the options vest daily over a three-year period.

The following is a summary of stock options outstanding under the plans as of December 31, 2018:

				Stock Options
	Stock Options Outstanding			Exercisable
		Remaining Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.32 - $15.77	785,208	8.78	$8.96	389,502	$9.75
$19.10 - $22.72	492,697	8.23	$19.48	283,841	$19.44
$25.60 - $32.00	95,694	6.80	$29.83	95,693	$29.83
$35.52 - $49.60	35,003	6.31	$42.11	34,753	$42.15
$52.48 - $71.04	111,644	5.20	$58.22	111,175	$58.23
	1,520,246	8.16	$18.07	914,964	$21.98

As of December 31, 2018, there was approximately $3.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 2.2 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the year ended December 31, 2018 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 91.5%; and Risk-free interest rate 2.88%. The weighted average grant date fair value of options granted for the year ended December 31, 2018 is $6.80 per share.

The total stock option-based compensation recorded as operating expense was $2,216,609 and $2,443,444 for the years ended December 31, 2018 and 2017, respectively.

Note 7 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the year ended December 31, 2018:

Number of shares
Warrants outstanding January 1, 2018	5,115,274
Warrants issued	5,112,917
Warrants exercised	(13,834)
Warrants outstanding December 31, 2018	10,214,357

As of December 31, 2018, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 5,012,677 warrants exercisable at $4.37, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 8 – Commitments and Contingencies

The Company is a party to various contractual commitments pursuant to its normal course of business. The Company maintains two offices for which it pays approximately $80,000 per year. In addition, the Company has a contractual relationship with WCT. Further, the Company maintains strategic agreements with certain academic institutions for product development opportunities in various therapeutic categories and for potential drug product supply (See Footnote 3 above for additional details.)

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

Note 9 – Subsequent Events

On January 22, 2019, the Company granted stock options to purchase an aggregate of 595,000 shares of the Company’s common stock to nine members of the Company’s Board of Directors, the Chief Scientific Officer, the Chief Financial Officer and two Company employees. The stock options have an exercise price of $3.93 per share and an expiration date that is ten years from the date of issuance. 50% of the options vest immediately with the remaining 50% vesting quarterly over a two-year period.

On February 4, 2019, the Company announced its entry into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the research and clinical development of Bryostatin-1. Under the CRADA, the Company will collaborate with the NCI's Center for Cancer Research, Pediatric Oncology Branch to develop a Phase I clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma.  The Company also announced the completion of the first safety evaluation of its confirmatory Phase 2 trial evaluating Bryostatin-1 in moderate to severe AD patients not on memantine. Bryostatin continues to be safe.