Form 10-Q
period 2019-03-31
Neurotrope, Inc.
filed 2019-05-09
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTRP	The Nasdaq Stock Market

As of May 7, 2019, there were 12,922,370 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope BioScience, Inc. (“Neurotrope BioScience”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS
	March 31,	December 31,
	2019	2018
CURRENT ASSETS
Cash and cash equivalents	$24,032,383	$28,854,218
Prepaid expenses	426,585	603,324

TOTAL CURRENT ASSETS	24,458,968	29,457,542

Fixed assets, net of accumulated depreciation	25,159	20,842

TOTAL ASSETS	$24,484,127	$29,478,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$997,476	$2,898,583
Accrued expenses	60,736	58,492

TOTAL CURRENT LIABILITIES	1,058,212	2,957,075

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value;
12,922,370 shares issued and outstanding	1,292	1,292
Additional paid-in capital	101,795,874	100,202,110
Accumulated deficit	(78,371,251)	(73,682,093)

TOTAL SHAREHOLDERS' EQUITY	23,425,915	26,521,309

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$24,484,127	$29,478,384

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018

OPERATING EXPENSES:
Research and development - related party	$-	$112,893
Research and development	1,861,293	89,250
General and administrative - related party	12,500	12,500
General and administrative	1,328,500	1,122,321
Stock-based compensation - related party	78,289	113,133
Stock-based compensation	1,515,475	562,563

TOTAL OPERATING EXPENSES	4,796,057	2,012,660

OTHER INCOME (EXPENSE):
Interest income	106,899	23,998

Net loss before income taxes	4,689,158	1,988,662

Provision for income taxes	-	-

Net loss	$4,689,158	$1,988,662

PER SHARE DATA:

Basic and diluted loss per common share	$0.36	$0.25

Basic and diluted weighted average common shares outstanding	12,922,400	7,902,500

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	11,668	1	3,733	-	3,734

Stock based compensation	-	-	675,696	-	675,696

Net loss	-	-	-	(1,988,662)	(1,988,662)

Balance March 31, 2018	7,907,527	$791	$78,224,405	$(64,648,469)	$13,576,727

	Three Months Ended March 31, 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

Stock based compensation	-	-	1,593,764	-	1,593,764

Net loss	-	-	-	(4,689,158)	(4,689,158)

Balance March 31, 2019	12,922,370	$1,292	$101,795,874	$(78,371,251)	$23,425,915

 See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(4,689,158)	$(1,988,662)
Adjustments to reconcile net loss to net
cash used by operating activities
Stock based compensation	1,593,764	675,696
Depreciation expense	897	698
Change in assets and liabilities
Decrease in prepaid expenses	176,739	78,735
(Decrease) in accounts payable	(1,901,107)	(25,000)
Increase (decrease) in accrued expenses	2,244	(293,160)
(Decrease) in accrued expenses - related party	-	(66,058)
Total adjustments	(127,463)	370,911

Net Cash Used in Operating Activities	(4,816,621)	(1,617,751)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of property and equipment	(5,214)	-

Net Cash Used in Investing Activities	(5,214)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	-	3,734

Net Cash Provided by Financing Activities	-	3,734

NET DECREASE IN CASH	(4,821,835)	(1,614,017)

CASH AT BEGINNING OF PERIOD	28,854,218	16,113,150

CASH AT END OF PERIOD	$24,032,383	$14,499,133

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

Liquidity

The Company raised approximately $20.5 million in net cash proceeds in December 2018. As of May 7, 2019, the Company had approximately $23.5 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next approximately 24 to 36 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our ongoing follow-on clinical study (estimated revised total cost of $7.3 million - see Note 3), conduct other non-clinical studies, plus the plan to conduct additional studies in AD and potentially other diseases that might benefit from using bryostatin. The balance of the funds will be used for general corporate and working capital purposes.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results for the three months ended March 31, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2019, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $7.7 million. In addition, approximately $16.3 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days orless that are readily convertible into cash.

 Property and Equipment:

Lease Accounting. The new accounting standard for leases, Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. Per the new standard, all leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. The Company does not have any leases greater than 12 months in duration. As a result, there is no material impact to the financial statements.

Property and equipment is capitalized and depreciated on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2019 and December 31, 2018.

Loss Per Share:

Basic loss per common share amounts are based on the weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2019 and 2018, which were approximately 12.4 million shares and 6.4 million shares, respectively.

Income Taxes:

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $54.6 million for the period from October 31, 2012 (inception) through March 31, 2019. The net operating loss carryforwards resulted in a deferred tax asset of approximately $13.4 million at March 31, 2019. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law.

The Company accounts for income taxes using the asset and liability approach which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts reportable for income tax purposes. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more-likely-than-not that some portion or all of the deferred tax assets will not be realized.

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

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and implification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of this Form 10-Q, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-Q within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

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

Accounting Pronouncements Adopted During the Period:

In February 2016, the FASB issued new guidance related to how an entity should account for lease assets and lease liabilities.  The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance.  Accounting for leases by lessors is largely unchanged under the new guidance.  The guidance is effective for the Company beginning in the first quarter of 2019.  Early adoption is permitted.  In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The adoption of this standard did not have a material impact to its financial statements based upon the de minimis amount of short-term lease commitments.

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

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.3 million. Of the total estimated Study costs, as of March 31, 2019, the Company has incurred approximately $5.3 million in expenses of which WCT has represented a total of approximately $5.0 million and approximately $300,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, the Company paid $1.2 million to WCT as prepaid deposits of which the Company has utilized approximately $1 million, leaving a balance included in prepaid expenses of approximately $200,000.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

James Gottlieb, a director of the Company, serves as a director of CRE, and Shana Phares, also a director of the Company, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 2.2% of the Company's outstanding common stock as of March 31, 2019.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of March 31, 2019, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

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

Pursuant to separate advisory consulting agreements (as amended, the “Consulting Agreements”), the Company engaged advisory financial consultants in connection with the offering. The Company agreed to pay total consulting fees of approximately $1.6 million, plus reimbursement of up to $50,000 of their legal expenses. In addition, the financial consultants received a total of warrants to purchase 75,657 shares of common stock. Such warrants issued to the advisory financial consultants have the same terms and are in the same form as the placement agent warrants described above.

Note 6 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2019:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2019	1,520,246	$18.07	8.2
Options granted	675,000	$3.95
Less options forfeited	-	$-
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at March 31, 2019	2,195,246	$13.72	8.5	$1.1408
Options exercisable at March 31, 2019	1,329,986	$17.06	8.1	$0.463

In January 2019, the Company granted stock options to purchase an aggregate of 595,000 shares of the Company’s common stock to eight members of the Company’s Board of Directors, three Company officers and two Company employees. The stock options have an exercise price of $3.93 per share and an expiration date that is ten years from the date of issuance. All of the options vest 50% at time of issuance and 50% quarterly over the subsequent two year period after the issuance date. Options to purchase an aggregate of 29,923 shares cannot be exercised until, and are subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan. If stockholder approval is not obtained, such options shall be cancelled. Pursuant to the Company’s non-employee director compensation plan, in March 2019, the Company granted stock options to purchase an aggregate of 80,000 shares of the Company’s common stock to eight members of the Company’s Board of Directors. The stock options have an exercise price of $4.06 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date. Such options cannot be exercised until, and are subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan. If stockholder approval is not obtained, such options shall be cancelled. No compensation expense has been taken on the 109,923 options subject to stockholder approval.

As of March 31, 2019, there was approximately $4.2 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.9 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the three months ended March 31, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 92.2%; and Risk-free interest rate 2.72%. The weighted average grant date fair value of options granted for the three months ended March 31, 2019 is $3.45 per share.

The total stock option-based compensation recorded as operating expense was $1,593,764 and $675,696 for the three months ended March 31, 2019 and 2018, respectively.

 Note 7 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the three months ended March 31, 2019:

Number of shares
Warrants outstanding January 1, 2019	10,214,357
Warrants issued	-
Warrants exercised	-
Warrants outstanding March 31, 2019	10,214,357

As of March 31, 2019, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 5,012,677 warrants exercisable at $4.37, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 8 – Commitments and Contingencies

On March 29, 2019, the Company entered into an employment agreement (the “Employment Agreement”) with Michael Ciraolo, J.D., Ph.D., pursuant to which Dr. Ciraolo agreed to serve as General Counsel and Chief Operating Officer of the Company, commencing April 1, 2019 (the “Effective Date”). Dr. Ciraolo will receive an initial annual base salary of $335,000 with a target annual bonus equal to 30% of his base salary as then in effect. Dr. Ciraolo also has received an initial inducement equity grant of options to purchase 100,000 shares of Common Stock, 25% of which will vest immediately and the remaining 75% of which will vest in equal monthly installments over a two year period.

If the Company terminates Dr. Ciraolo’s employment without cause (as defined in the Employment Agreement) or if Dr. Ciraolo terminates his employment with the Company for good reason (as defined in the Employment Agreement), Dr. Ciraolo is entitled to receive 1/12 of his base salary as then in effect for the Severance Period, which is defined in the Employment Agreement as (i) if no Change of Control (as defined in the Employment Agreement) has occurred, (A) three months if the termination date is prior to the first anniversary of the Effective Date, (B) six months if the termination date is after the first anniversary of the Effective Date but before the second anniversary, or (C) nine months if the termination date is after the second anniversary of the Effective Date, and (ii) if a Change of Control has occurred as of the termination date, twelve months.

The Company is a party to various contractual commitments pursuant to its normal course of business including previously disclosed commitments with WCT and strategic agreements with certain academic institutions for product development opportunities in various therapeutic categories. The Company maintains two offices for which it pays approximately $80,000 per year. The Company’s leases are all short term in nature.

Note 9 – Subsequent Events

On April 15, 2019, the Company granted its new General Counsel and Chief Operating Officer options to purchase 100,000 shares of Common Stock. The stock options have an exercise price of $5.67 per share and an expiration date that is ten years from the date of issuance, 25% of which will vest immediately and the remaining 75% of which will vest in equal monthly installments over a two year period (See Note 7 - “Commitments and Contingencies”.)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report on Form 10-K for the year end December 31, 2018.

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

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. In addition, we are also in the early stages of testing bryostatin activity which may lead to applications in Leukemia and Lymphoma. Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. Neurotrope BioScience was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the National Institutes of Health, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE. We have entered into licensing agreements with Stanford University for the exclusive use of synthetic bryostatin and for the use of bryostatin-like compounds, called Bryologs, for certain therapeutic indications.

Pursuant to the CRE License and as amended, Neurotrope BioScience maintains its exclusive, non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense , title and interest in and to certain patents and technology owned by CRE or its affiliates to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License.

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

Ongoing Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (WCT), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”) dated as of May 4, 2018, WCT is providing services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.3 million. Of the total estimated study costs, as of March 31, 2019, we have incurred approximately $5.3 million in expenses of which WCT has represented a total of approximately $5.0 million and approximately $300,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, we paid $1.2 million to WCT as prepaid deposits of which we have utilized approximately $1 million, leaving a balance included in prepaid expenses of approximately $200,000.

As of April 30, 2019, we have signed up 29 clinical sites and have completed patient screening totaling 215 patients. Of the total screened patients, 111 have been randomized, 44 are continuing to be dosed and 56 have completed dosing with 11 having dropped out sometime after randomization. We believe we will have trial data completed in the second half of 2019.

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

Comparison of the three months ended March 31, 2019 and March 31, 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018:

	Three Months ended March 31,		Dollar
	2019	2018	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$112,893	$(112,893)	NA
Research and development expenses – Other	$1,861,293	$89,250	$1,772,043	1,985.5%
General and administrative expenses – Related party	$12,500	$12,500	$-	-%
General and administrative expenses – Other	$1,328,500	$1,122,321	$206,179	18.4%
Stock based compensation expenses – Related Party	$78,289	$113,133	$(34,844)	(30.8)%
Stock based compensation expenses - Other	$1,515,475	$562,563	$952,912	169.4%
Other income, net	$106,899	$23,998	$82,901	345.4%
Net loss	$4,689,158	$1,988,662	$2,700,496	135.8%

Revenues

We did not generate any revenues for the three months ended March 31, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2019 were $4,796,057 as compared to $2,012,660 for the three months ended March 31, 2018, an increase of approximately 138%. The increase in total operating expenses is due primarily to an increase in our research and development principally from our ongoing confirmatory Phase 2 clinical trial, general and administrative and stock-based, non-cash, compensation expenses.

Research and Development Expenses

For the three months ended March 31, 2019, we incurred $0 of research and development expenses with a related party as compared to $112,893 for the three months ended March 31, 2018. The total amounts incurred during the three months ended March 31, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the three months ended March 31, 2019, we incurred $1,861,293 in research and development expenses with non-related parties as compared to $89,250 for the three months ended March 31, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the confirmatory Phase 2 clinical trial for AD and products relating to orphan drug indications. Of these expenses, for the three months ended March 31, 2019, $1,628,962 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $220,901 for clinical consulting services, $7,430 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $4,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended March 31, 2018, $31,335 related to conducting our AD Phase 2 clinical trial, which was substantially completed in 2017, and related storage of drug product, $37,893 for clinical consulting services, $11,607 of licensing payment amortization relating to the Stanford and Mount Sinai license agreements, and $8,415 or development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our Phase 2 confirmatory clinical trial.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended March 31, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board of Directors that are affiliates of CRE.

We incurred $1,328,500 and $1,122,321 of other general and administrative expenses for the three months ended March 31, 2019 and 2018, respectively, an increase of approximately 18%. Of the amounts for the three months ended March 31, 2019, as compared to the comparable 2018 period: $610,320 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $386,663 for the 2018 comparable period. The increase for the three months ending March 31, 2019 is principally based upon contractual bonus payments made to certain officers of $210,000, $76,088 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation versus $152,351 for the 2018 comparable period as we incurred additional expenses relating to regulatory matters and class action defense cost during the 2018 period; $162,684 was incurred for outside operations consulting services, versus $213,233 for the 2018 comparable period; $57,585 was incurred for travel expenses, versus $47,947 for the 2018 comparable period; $189,042 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person, versus $114,032 for the 2018 comparable period; $62,307 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $62,327 for the 2018 comparable period; $107,500 was incurred for insurance, versus $107,079 for the 2018 comparable period; and $62,974 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $38,689 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $78,289 and $113,133 for the three months ended March 31, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $1,515,475 and $562,563 of non-related party non-cash expenses for the three months ended March 31, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during the first three months of 2019 which included awards with accelerated vesting terms.

Other Income, net

We earned $106,899 of interest income for the three months ended March 31, 2019 as compared to $23,998 for the three months ended March 31, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $4,689,158 and $1,988,662 for the three months ended March 31, 2019 and 2018, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current confirmatory Phase 2 clinical trial, the increase in our general and administrative expenses and stock-based compensation expense, offset by discontinuing our related party research and development activities. Earnings (losses) per common share were ($0.36) and ($0.25) for the three months ended March 31, 2019 and 2018, respectively. The increase in loss per share is primarily attributable to the increase in our net loss partially offset by an increase in weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the three months ended March 31, 2019 excludes 10,214,357 warrants and options to purchase 2,195,246 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended March 31, 2018, the computation excludes 5,103,606 warrants and options to purchase 1,343,335 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2019, we had an accumulated deficit of $78,371,251 and had working capital of $23,400,756 as compared to working capital of $26,500,467 as of December 31, 2018. The $3,099,711 decrease in working capital was primarily attributable to our net loss, excluding non-cash compensation expense, of $3,095,394 plus capital expenditures of $5,214.

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

	Three Months ended March 31,
	2019	2018
Cash used in operating activities	$(4,816,621)	$(1,617,751)
Cash used in investing activities	(5,214)	-
Cash provided by financing activities	-	3,734

Net Cash Used in Operating Activities

Cash used in operating activities was $4,816,621 for the three months ended March 31, 2019, compared to $1,617,751 for the three months ended March 31, 2018. The $3,198,870 increase primarily resulted from the increased net loss of approximately $2.7 million and decrease in accounts payable of approximately $1.9 million, offset by the increase in non-cash stock-based compensation expense of approximately $900,000 and utilization of prepaid expenses and other of approximately $500,000, for the three months ended March 31, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,214 for the three months ended March 31, 2019 compared to $0 for the three months ended March 31, 2018. The cash used in investing activities was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $0 for the three months ended March 31, 2019 compared to $3,734 for the three months ended March 31, 2018. Net cash provided for the three months ended March 31, 2018 was the result of funds raised through exercise of warrants to purchase common stock from investors in our historical private placements.

As of May 7, 2019, we had approximately $23.5 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next 24 to 36 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 confirmatory study treating moderate to severe Alzheimer's patients, and conduct other non-clinical and research activities for our existing and other potential therapeutic products. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate, pursue and complete all planned Alzheimer’s disease clinical trials, including the current confirmatory Phase 2 clinical trial and development of bryostatin for other potential product applications. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2018. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no other unregistered sales of equity securities during the three months ended March 31, 2019.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: May 9, 2019	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: May 9, 2019	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit
Number	Description

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

