Form 10-Q
period 2019-06-30
Neurotrope, Inc.
filed 2019-08-08
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019, there were 13,021,542 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2019	2018

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$21,255,517	$28,854,218
Prepaid expenses	796,534	603,324

TOTAL CURRENT ASSETS	22,052,051	29,457,542

Fixed assets, net of accumulated depreciation	24,263	20,842

TOTAL ASSETS	$22,076,314	$29,478,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$795,766	$2,898,583
Accrued expenses	56,493	58,492

TOTAL CURRENT LIABILITIES	852,259	2,957,075

Commitments and contingencies

SHAREHOLDERS' EQUITY
Common stock - 150,000,000 shares authorized, $.0001 par value; 12,982,949 shares issued and outstanding as of June 30, 2019; 12,922,370 shares issued and outstanding as of December 31, 2018	1,298	1,292
Additional paid-in capital	103,601,474	100,202,110
Accumulated deficit	(82,378,717)	(73,682,093)

TOTAL SHAREHOLDERS' EQUITY	21,224,055	26,521,309

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,076,314	$29,478,384

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Six Months Ended	Six Months Ended	Three Months Ended	Three Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

OPERATING EXPENSES:
Research and development - related party	$-	$162,893	$-	$50,000
Research and development	3,427,734	776,179	1,566,441	686,929
General and administrative - related party	25,000	25,000	12,500	12,500
General and administrative	3,033,891	2,075,376	1,705,391	953,055
Stock-based compensation - related party	125,466	174,936	47,177	61,803
Stock-based compensation	2,295,994	952,201	780,519	389,638

TOTAL OPERATING EXPENSES	8,908,085	4,166,585	4,112,028	2,153,925

OTHER INCOME (EXPENSE):
Interest income	211,461	55,397	104,562	31,399

Net loss before income taxes	8,696,624	4,111,188	4,007,466	2,122,526

Provision for income taxes	-	-	-	-

Net loss	$8,696,624	$4,111,188	$4,007,466	$2,122,526

PER SHARE DATA:

Basic and diluted loss per common share	$0.67	$0.52	$0.31	$0.27

Basic and diluted weighted average common shares outstanding	12,931,200	7,905,300	12,940,100	7,894,400

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2018	7,907,527	$791	$78,224,405	$(64,648,469)	$13,576,727

Exercise of common stock warrants	2,166	-	693	-	693

Stock based compensation	-	-	451,441	-	451,441

Net loss	-	-	-	(2,122,526)	(2,122,526)

Balance June 30, 2018	7,909,693	$791	$78,676,539	$(66,770,995)	$11,906,335

	Six Months Ended June 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	1,127,137	-	1,127,137

Net loss	-	-	-	(4,111,188)	(4,111,188)

Balance June 30, 2018	7,909,693	$791	$78,676,539	$(66,770,995)	$11,906,335

	Three Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2019	12,922,370	$1,292	$101,795,874	$(78,371,251)	$23,425,915

Issuance of common stock for consulting fees	49,579	5	352,743	-	352,748

Issuance of warrants for consulting fees	-	-	577,092	-	577,092

Exercise of common stock warrants	11,000	1	48,069		48,070

Stock based compensation	-	-	827,696	-	827,696

Net loss	-	-	-	(4,007,466)	(4,007,466)

Balance June 30, 2019	12,982,949	$1,298	$103,601,474	$(82,378,717)	$21,224,055

	Six Months Ended June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

Issuance of common stock for consulting fees	49,579	5	352,743	-	352,748

Issuance of warrants for consulting fees	-	-	577,092	-	577,092

Exercise of common stock warrants	11,000	1	48,069		48,070

Stock based compensation	-	-	2,421,460	-	2,421,460

Net loss	-	-	-	(8,696,624)	(8,696,624)

Balance June 30, 2019	12,982,949	$1,298	$103,601,474	$(82,378,717)	$21,224,055

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(8,696,624)	$(4,111,188)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	2,421,460	1,127,137
Consulting services paid by issuance of common stock	352,748	-
Consulting services paid by issuance of common stock warrants	577,092
Depreciation expense	1,793	1,605
Change in assets and liabilities
Decrease in prepaid expenses	(193,210)	(844,837)
(Decrease) in accounts payable	(2,102,817)	(369,693)
(Decrease) in accrued expenses	(1,999)	(122,515)
Increase in accrued expenses - related party	-	25,000
Total adjustments	1,055,067	(183,303)

Net Cash Used in Operating Activities	(7,641,557)	(4,294,491)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,214)	(3,186)

Net Cash Used in Investing Activities	(5,214)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	48,070	4,427

Net Cash Provided by Financing Activities	48,070	4,427

NET DECREASE IN CASH	(7,598,701)	(4,293,250)

CASH AT BEGINNING OF PERIOD	28,854,218	16,113,150

CASH AT END OF PERIOD	$21,255,517	$11,819,900

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

Liquidity

The Company raised approximately $20.5 million in net cash proceeds in December 2018. As of August 7, 2019, the Company had approximately $20.8 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next approximately 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through our ongoing follow-on clinical study (estimated revised total cost of $7.8 million - see Note 3), conduct other non-clinical studies, plus the plan to conduct additional studies in AD and potentially other diseases that might benefit from using bryostatin. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate and pursue additional development projects in addition to our current confirmatory AD clinical trial. The future course of our product research and development activities will be contingent upon the pending results of our trial mentioned herein. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results for the six months ended June 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2019, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $4.9 million. In addition, approximately $16.4 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

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

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2019 and December 31, 2018.

Loss Per Share:

Basic loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2019 and 2018, which were approximately 12.5 million shares and 6.4 million shares, respectively.

Income Taxes:

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $57.8 million for the period from October 31, 2012 (inception) through June 30, 2019. The net operating loss carryforwards resulted in a deferred tax asset of approximately $14.2 million at June 30, 2019. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by the valuation allowance.

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

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. We analyzed the release in preparation of this Form 10-Q, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-Q within the condensed consolidated statements of stockholders’ equity. We note that many of the amended requirements under this Release are not applicable to the Company, as we do not make dividend payments to stockholders, currently report our activities under a single business segment, and already provided all other significant disclosure requirements.

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

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.8 million. Of the total estimated Study costs, as of June 30, 2019, the Company has incurred approximately $6.7 million in expenses of which WCT has represented a total of approximately $6.3 million and approximately $400,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, the Company paid $1.2 million to WCT as prepaid deposits of which the Company has utilized approximately $1.1 million, leaving a balance included in prepaid expenses of approximately $100,000.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

James Gottlieb, a director of the Company, serves as a director of CRE, and Shana Phares, also a director of the Company, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 2.2% of the Company's outstanding common stock as of June 30, 2019.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of June 30, 2019, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

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

Pursuant to separate advisory consulting agreements (as amended, the “Consulting Agreements”), the Company engaged advisory financial consultants in connection with the offering. The Company agreed to pay total consulting fees of approximately $1.6 million, plus reimbursement of up to $50,000 of their legal expenses. In addition, the financial consultants received warrants to purchase 75,657 shares of common stock. Such warrants issued to the advisory financial consultants have the same terms and are in the same form as the placement agent warrants described above.

Note 6 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2019:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	(in millions)
Options outstanding at January 1, 2019	1,520,246	$18.07	8.2
Options granted	775,000	$4.17
Less options forfeited	-	$-
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at June 30, 2019	2,295,246	$13.37	8.4	$3.4
Options exercisable at June 30, 2019	1,455,604	$16.39	8.0	$1.6

In January 2019, the Company granted stock options to purchase an aggregate of 595,000 shares of the Company’s common stock to eight members of the Company’s Board of Directors, three Company officers and two Company employees. The stock options have an exercise price of $3.93 per share and an expiration date that is ten years from the date of issuance. All of the options vest 50% at time of issuance and 50% quarterly over the subsequent two year period after the issuance date. Options to purchase an aggregate of 29,923 shares could not be exercised until, and were initially subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan, which approval was obtained on July 23, 2019. Pursuant to the Company’s non-employee director compensation plan, in March 2019, the Company granted stock options to purchase an aggregate of 80,000 shares of the Company’s common stock to eight members of the Company’s Board of Directors. The stock options have an exercise price of $4.06 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date. Such options could not be exercised until, and were initially subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan, which approval was obtained on July 23, 2019 as the shareholders approved an additional 850,000 plan shares. No compensation expense has been taken on the 109,923 options subject to stockholder approval. On April 15, 2019, the Company granted its new General Counsel and Chief Operating Officer options to purchase 100,000 shares of common stock. The stock options have an exercise price of $5.67 per share and an expiration date that is ten years from the date of issuance, 25% of which will vest immediately and the remaining 75% of which will vest in equal monthly installments over a two year period. Including the additional 850,000 options approved by shareholders on July 23, 2019, 740,077 options are issuable in the future.

As of June 30, 2019, there was approximately $6.6 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.7 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the six months ended June 30, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 92.2%; and Risk-free interest rate 2.70%. The weighted average grant date fair value of options granted for the six months ended June 30, 2019 is $4.17 per option.

 Note 7 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the six months ended June 30, 2019:

Number of shares
Warrants outstanding January 1, 2019	10,214,357
Warrants issued	114,000
Warrants exercised	(11,000)
Warrants outstanding June 30, 2019	10,317,357

The Company used the Black-Scholes valuation model to calculate the fair value of warrants. iThe fair value of the 114,000 warrants issued for the six months ended June 30, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term five years; Volatility 91.9%; and Risk-free interest rate 1.92%. The weighted average grant date fair value of warrants granted for the six months ended June 30, 2019 is $5.0622 per warrant.

As of June 30, 2019, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 5,001,677 warrants exercisable at $4.37, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 24,000 warrants exercisable at $7.12, 90,000 warrants exercisable at $7.13, 3,751,033 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 8 – Subsequent Events

Warrant Exercises

From July 1, 2019 through August 8, 2019, six holders of 45,267 warrants exercisable at $4.37 per share of common stock exercised their warrants into 45,267 shares of common stock.

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

Pursuant to the CRE License and as amended, Neurotrope BioScience maintains its exclusive, non-transferable (except pursuant to the CRE License’s assignment provision), world-wide, royalty-bearing right, with a right to sublicense, title and interest in and to certain patents and technology owned by CRE or its affiliates to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the CRE License specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License.

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

Additional analyses compared 20 µg dose patients who were on baseline therapy of Aricept vs. patients off Aricept. No significant differences were observed. Another analysis compared the 20 µg dose patients who were on or off baseline therapy of memantine. The secondary analysis comparing SIB scores in non-memantine versus memantine patients found the following:

☐	At week 15, non-memantine patients in the mITT Group treated with 20 μg (n=14) showed an SIB improvement of 5.88, while the placebo patients (n=11) showed a decline in their SIB scores of -0.05 for an overall treatment Δ of 5.93 from baseline (p=0.0576).

☐	At week 15, non-memantine patients in the Completers Group treated with 20 μg (n=14) showed an SIB improvement of 6.24, while the placebo patients (n=11) showed a decline in their SIB scores of -0.12 for an overall treatment Δ of 6.36 from baseline (p=0.0488).

☐	Patients taking memantine as background therapy in the 20 μg (n=20) and control (n=22) groups showed no improvement in SIB scores.

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

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g., ‘zero-slopes’). In contrast, the SIB slopes for the 20 μg bryostatin patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive bryostatin doses increased for the 20 μg patient cohort.

Ongoing Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (WCT), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”) dated as of May 4, 2018, WCT is providing services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.8 million. Of the total estimated study costs, as of June 30, 2019, we have incurred approximately $6.7 million in expenses of which WCT has represented a total of approximately $6.3 million and approximately $400,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, we paid $1.2 million to WCT as prepaid deposits of which we have utilized approximately $1.1 million, leaving a balance included in prepaid expenses of approximately $100,000.

As of July 30, 2019, we have signed up 29 clinical sites and have completed patient screening totaling 215 patients. Of the total screened patients, 111 have been randomized and 108 have completed dosing. We believe we will have trial data completed during the third quarter of 2019.

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

Comparison of the six months ended June 30, 2019 and June 30, 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018:

	Six Months ended June 30,		Dollar
	2019	2018	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$162,893	$(162,893)	NA
Research and development expenses – Other	$3,427,734	$776,179	$2,651,555	341.6%
General and administrative expenses – Related party	$25,000	$25,000	$-	-%
General and administrative expenses – Other	$3,033,891	$2,075,376	$958,515	46.2%
Stock based compensation expenses – Related Party	$125,466	$174,936	$(49,470)	(28.3)%
Stock based compensation expenses - Other	$2,295,994	$952,201	$1,343,793	141.1%
Interest income, net	$211,461	$55,397	$156,064	281.7%
Net loss	$8,696,624	$4,111,188	$4,585,436	111.5%

Revenues

We did not generate any revenues for the six months ended June 30, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2019 were $8,908,085 as compared to $4,166,585 for the six months ended June 30, 2018, an increase of approximately 114%. The increase in total operating expenses is due primarily to an increase in our research and development principally from our ongoing confirmatory Phase 2 clinical trial, general and administrative and stock-based, non-cash, compensation expenses.

Research and Development Expenses

For the six months ended June 30, 2019, we incurred $0 of research and development expenses with a related party as compared to $162,893 for the six months ended June 30, 2018. The total amounts incurred for the six months ended June 30, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the six months ended June 30, 2019, we incurred $3,427,734 in research and development expenses with non-related parties as compared to $776,179 for the six months ended June 30, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the confirmatory Phase 2 clinical trial for AD. Of these expenses, for the six months ended June 30, 2019, $2,982,774 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $419,711 for clinical consulting services, $13,249 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $12,000 for development of alternative drug supply with Stanford University as compared to, for the six months ended June 30, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $832,011 incurred relating to our current confirmatory clinical trial, and related storage of drug product, $72,372 for clinical consulting services, $20,735 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $14,461 for development of alternative drug supply with Stanford University. We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our Phase 2 confirmatory clinical trial. The rate of increase for our Phase 2 confirmatory trial will decrease as this trial nears its end in 2019.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $25,000 for the six months ended June 30, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board of Directors that are affiliates of CRE.

We incurred $3,033,891 and $2,075,376 of general and administrative expenses for the six months ended June 30, 2019 and 2018, respectively, an increase of approximately 46%. Of the amounts for the six months ended June 30, 2019, as compared to the comparable 2018 period: $1,177,479 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $835,173 for the 2018 comparable period. The increase for the six months ending June 30, 2019 is principally based upon contractual bonus payments made to certain officers of $210,000 and the hiring of a new Chief Operating Officer; $284,857 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation versus $279,176 for the 2018 comparable period; $423,938 was incurred for outside operations consulting services, versus $308,275 for the 2018 comparable period as we incurred additional cash and non-cash expenses for banking consulting; $111,309 was incurred for travel expenses, versus $90,130 for the 2018 comparable period; $621,923 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person paid both in cash and non-cash compensation, versus $168,186 for the 2018 comparable period; $84,787 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $84,552 for the 2018 comparable period; $215,250 was incurred for insurance, versus $214,208 for the 2018 comparable period; and $114,348 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $95,676 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $125,466 and $174,936 for the six months ended June 30, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $2,295,994 and $952,201 of non-related party non-cash expenses for the six months ended June 30, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during the first three months of 2019 which included awards with accelerated vesting terms.

Other Income, net

We earned $211,461 of interest income for the six months ended June 30, 2019 as compared to $55,397 for the six months ended June 30, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $8,696,624 and $4,111,188 for the six months ended June 30, 2019 and 2018, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current confirmatory Phase 2 clinical trial, the increase in our general and administrative expenses and stock-based compensation expense, offset by discontinuing our related party research and development activities. Earnings (losses) per common share were ($0.67) and ($0.52) for the six months ended June 30, 2019 and 2018, respectively. The increase in loss per share is primarily attributable to the increase in our net loss partially offset by an increase in weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the six months ended June 30, 2019 excludes 10,317,357 warrants and options to purchase 2,295,246 shares of our common stock as they are anti-dilutive due to our net loss. For the six months ended June 30, 2018, the computation excludes 5,101,440 warrants and options to purchase 1,326,463 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended June 30, 2019 and June 30, 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018:

	Three Months ended June 30,		Dollar
	2019	2018	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$50,000	$(50,000)	NA
Research and development expenses – Other	$1,566,441	$686,929	$879,512	128.0%
General and administrative expenses – Related party	$12,500	$12,500	$-	-%
General and administrative expenses – Other	$1,705,391	$953,055	$752,336	78.9%
Stock based compensation expenses – Related Party	$47,177	$61,803	$(14,626)	(23.7)%
Stock based compensation expenses - Other	$780,519	$389,638	$390,881	100.3%
Interest income, net	$104,562	$31,399	$73,163	233.0%
Net loss	$4,007,466	$2,122,526	$1,884,940	88.8%

Revenues

We did not generate any revenues for the three months ended June 30, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2019 were $4,112,028 as compared to $2,153,925 for the three months ended June 30, 2018, an increase of approximately 91%. The increase in total operating expenses is due primarily to an increase in our research and development principally from our ongoing confirmatory Phase 2 clinical trial, general and administrative and stock-based, non-cash, compensation expenses.

Research and Development Expenses

For the three months ended June 30, 2019, we incurred $0 of research and development expenses with a related party as compared to $50,000 for the three months ended June 30, 2018. The total amounts incurred during the three months ended June 30, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the three months ended June 30, 2019, we incurred $1,566,441 in research and development expenses with non-related parties as compared to $686,929 for the three months ended June 30, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the confirmatory Phase 2 clinical trial for AD. Of these expenses, for the three months ended June 30, 2019, $1,353,811 was incurred principally relating to our current confirmatory clinical trial and related storage of drug product, $198,811 for clinical consulting services, $5,819 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,000 for development of alternative drug supply with Stanford University as compared to, for the three months ended June 30, 2018, a credit of $163,400 was reflected related to closing out our previous AD Phase 2 clinical trial which was substantially completed in 2017, plus $800,677 relating to our current confirmatory Phase 2 clinical trial, and related storage of drug product, $34,479 for clinical consulting services, $9,128 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $6,045 for development of alternative drug supply with Stanford University We expect our research and development expenses to increase, as our resources permit, in order to advance our potential products specifically relating to conducting our Phase 2 confirmatory clinical trial. The rate of increase for our Phase 2 confirmatory trial will decrease as this trial nears its end in 2019.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended June 30, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board of Directors that are affiliates of CRE.

We incurred $1,705,391 and $953,055 of other general and administrative expenses for the three months ended June 30, 2019 and 2018, respectively, an increase of approximately 79%. Of the amounts for the three months ended June 30, 2019, as compared to the comparable 2018 period: $567,159 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $448,511 for the 2018 comparable period. The increase for the three months ending June 30, 2019 is principally based upon the hiring of our new Chief Operating Officer; $208,769 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation versus $126,826 for the 2018 comparable period as we incurred additional expenses relating to patent filings and maintenance costs incurred during the 2019 period; $261,254 was incurred for outside operations consulting services as we incurred additional cash and non-cash expenses for banking consulting, versus $95,041 for the 2018 comparable period; $53,725 was incurred for travel expenses, versus $42,183 for the 2018 comparable period; $432,881 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person paid both in cash and non-cash compensation, versus $54,154 for the 2018 comparable period; $22,480 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $22,225 for the 2018 comparable period; $107,750 was incurred for insurance, versus $107,129 for the 2018 comparable period; and $51,373 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $56,986 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $47,177 and $61,803 for the three months ended June 30, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $780,519 and $389,638 of non-related party non-cash expenses for the three months ended June 30, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during the first three months of 2019 which included awards with accelerated vesting terms.

Other Income, net

We earned $104,562 of interest income for the three months ended June 30, 2019 as compared to $31,399 for the three months ended June 30, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $4,007,466 and $2,122,526 for the three months ended June 30, 2019 and 2018, respectively. The increased loss was primarily attributable to our increase in expenses associated with our current confirmatory Phase 2 clinical trial, the increase in our general and administrative expenses and stock-based compensation expense, offset by discontinuing our related party research and development activities. Earnings (losses) per common share were ($0.31) and ($0.27) for the three months ended June 30, 2019 and 2018, respectively. The increase in loss per share is primarily attributable to the increase in our net loss partially offset by an increase in weighted average common shares outstanding and the decrease in net loss.

The computation of diluted loss per share for the three months ended June 30, 2019 excludes 10,317,357 warrants and options to purchase 2,295,246 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended June 30, 2018, the computation excludes 5,101,440 warrants and options to purchase 1,326,463 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2019, we had an accumulated deficit of $82,378,717 and had working capital of $21,199,792 as compared to working capital of $26,500,467 as of December 31, 2018. The $5,300,675 decrease in working capital was primarily attributable to our net loss, excluding non-cash compensation and consulting expenses, of $5,345,324 plus capital expenditures of $5,214.

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

	Six Months ended June 30,
	2019	2018
Cash used in operating activities	$(7,641,557)	$(4,294,491)
Cash used in investing activities	(5,214)	(3,186)
Cash provided by financing activities	48,070	4,427

Net Cash Used in Operating Activities

Cash used in operating activities was $7,641,557 for the six months ended June 30, 2019, compared to $4,294,491 for the six months ended June 30, 2018. The $3,347,066 increase primarily resulted from the increased net loss of approximately $4.6 million and decrease in accounts payable of approximately $1.7 million, offset by the increase in non-cash stock-based compensation expense of approximately $2.2 million offset by a utilization of prepaid expenses and other of approximately $700,000, for the six months ended June 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,214 for the six months ended June 30, 2019 compared to $3,186 for the six months ended June 30, 2018. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $48,070 for the six months ended June 30, 2019 compared to $4,427 for the six months ended June 30, 2018. Net cash provided for the six months ended June 30, 2019 and 2018 was the result of funds raised through exercise of warrants by investors in our historical private placements.

As of August 7, 2019, we had approximately $20.8 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over the next estimated 24 months, including the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Funds are anticipated to be used to complete the current Phase 2 confirmatory study treating moderate to severe Alzheimer's patients, and conduct other non-clinical and research activities for our existing and other potential therapeutic products. The balance of the funds will be used for general corporate and working capital purposes.

We expect to require additional capital in order to initiate, pursue and complete all planned Alzheimer’s disease clinical trials, including the current confirmatory Phase 2 clinical trial and development of bryostatin for other potential product applications. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended June 30, 2019.

On May 23, 2019, we issued warrants to purchase 25,000 shares of common stock to Core IR as compensation for investor relations services.

On June 1, 2019, we issued warrants to purchase 90,000 shares of common stock to Katalyst Securities LLC as compensation for financial advisory services.

On June 5, 2019, we issued warrants to purchase 24,000 shares of common stock to GP Nurmenkari Inc. as compensation for investor relations services.

Also on June 5, 2019, we issued warrants to purchase 24,000 shares of common stock to Spartan Capital as compensation for public relations services.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit
Number	Description

10.1	Employment Agreement, dated March 29, 2019, between Neurotrope, Inc. and Michael Ciraolo (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: August 8, 2019	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: August 8, 2019	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President, Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit
Number	Description

10.1	Employment Agreement, dated March 29, 2019, between Neurotrope, Inc. and Michael Ciraolo (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2019).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

