Form 10-Q
period 2019-09-30
Neurotrope, Inc.
filed 2019-11-12
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number: 001-38045

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1185 Avenue of the Americas, 3rd Floor

New York, New York 10036

(973) 242-0005

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share Preferred Stock Purchase Rights	NTRP	The Nasdaq Stock Market The Nasdaq Stock Market

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

As of November 8, 2019, there were 13,068,023 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

i

ii

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$18,901,710	$28,854,218
Prepaid expenses	983,947	603,324

TOTAL CURRENT ASSETS	19,885,657	29,457,542

Fixed assets, net of accumulated depreciation	22,767	20,842

TOTAL ASSETS	$19,908,424	$29,478,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$725,770	$2,898,583
Accrued expenses	58,863	58,492

TOTAL CURRENT LIABILITIES	784,633	2,957,075

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 100,000 shares authorized, $0.0001 par value; 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	-	-
Common stock - 150,000,000 shares authorized, $0.0001 par value; 13,068,023 shares issued and outstanding as of September 30, 2019; 12,922,370 shares issued and outstanding as of December 31, 2018	1,307	1,292
Additional paid-in capital	105,325,764	100,202,110
Accumulated deficit	(86,203,280)	(73,682,093)

TOTAL SHAREHOLDERS' EQUITY	19,123,791	26,521,309

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,908,424	$29,478,384

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
OPERATING EXPENSES:
Research and development - related party	$-	$62,900	$-	$225,793
Research and development	845,797	1,674,387	4,273,531	2,450,566
General and administrative - related party	12,500	12,500	37,500	37,500
General and administrative	2,131,205	904,729	5,165,096	2,980,105
Stock-based compensation - related party	47,695	60,498	173,161	235,434
Stock-based compensation	877,525	487,738	3,173,519	1,439,939

TOTAL OPERATING EXPENSES	3,914,722	3,202,752	12,822,807	7,369,337

OTHER INCOME (EXPENSE):
Interest income	90,159	33,398	301,620	88,795

Net loss before income taxes	3,824,563	3,169,354	12,521,187	7,280,542

Provision for income taxes	-	-	-	-

Net loss	$3,824,563	$3,169,354	$12,521,187	$7,280,542

PER SHARE DATA:

Basic and diluted loss per common share	$(0.29)	$(0.40)	$(0.97)	$(0.92)

Basic and diluted weighted average common shares outstanding	13,039,000	7,909,600	12,967,500	7,906,800

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2018	7,909,693	$791	$78,676,539	$(66,770,995)	$11,906,335

Stock based compensation	-	-	548,236	-	548,236

Net loss	-	-	-	(3,169,354)	(3,169,354)

Balance September 30, 2018	7,909,693	$791	$79,224,775	$(69,940,349)	$9,285,217

	Nine Months Ended September 30, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	1,675,373	-	1,675,373

Net loss	-	-	-	(7,280,542)	(7,280,542)

Balance September 30, 2018	7,909,693	$791	$79,224,775	$(69,940,349)	$9,285,217

	Three Months Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2019	12,982,949	$1,298	$103,601,474	$(82,378,717)	$21,224,055

Issuance of warrants for consulting fees	-	-	427,306	-	427,306

Exercise of common stock warrants	85,074	9	371,764		371,773

Stock based compensation	-	-	925,220	-	925,220

Net loss	-	-	-	(3,824,563)	(3,824,563)

Balance September 30, 2019	13,068,023	$1,307	$105,325,764	$(86,203,280)	$19,123,791

	Nine Months Ended September 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

Issuance of common stock for consulting fees	49,579	5	352,743	-	352,748

Issuance of warrants for consulting fees	-	-	1,004,398	-	1,004,398

Exercise of common stock warrants	96,074	10	419,833	-	419,843

Stock based compensation	-	-	3,346,680	-	3,346,680

Net loss	-	-	-	(12,521,187)	(12,521,187)

Balance September 30, 2019	13,068,023	$1,307	$105,325,764	$(86,203,280)	$19,123,791

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(12,521,187)	$(7,280,542)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	3,346,680	1,675,373
Consulting services paid by issuance of common stock	352,748	-
Consulting services paid by issuance of common stock warrants	1,004,398
Depreciation expense	3,289	2,516
Change in assets and liabilities
Increase in prepaid expenses	(380,623)	(921,469)
(Decrease) increase in accounts payable	(2,172,813)	244,457
Increase in accounts payable - related party	-	112,900
Increase (Decrease) in accrued expenses	371	(179,249)
Decrease in accrued expenses - related party	-	(25,000)
Total adjustments	2,154,050	909,528

Net Cash Used in Operating Activities	(10,367,137)	(6,371,014)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,214)	(3,186)

Net Cash Used in Investing Activities	(5,214)	(3,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	419,843	4,427

Net Cash Provided by Financing Activities	419,843	4,427

NET DECREASE IN CASH	(9,952,508)	(6,369,773)

CASH AT BEGINNING OF PERIOD	28,854,218	16,113,150

CASH AT END OF PERIOD	$18,901,710	$9,743,377

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

On September 9, 2019, the Company issued a press release announcing that the confirmatory Phase 2 study of bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the SIB total score. An average increase in SIB total score of 1.3 points and 2.1 points was observed for the bryostatin-1 and placebo groups, respectively, at Week 13. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the bryostatin -1 and placebo treatment groups.

On October 8, 2019, following the Company’s announcement of top-line results from its Phase 2 study of bryostatin-1 in moderate to severe AD (as described above), the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Company’s Board of Directors (the “Board”) has formed a strategic alternatives committee to aid in evaluating its alternatives. The Company is continuing to determine how to proceed with respect to its current development programs for bryostatin-1 in its effort to maximize shareholder value.

Liquidity

The Company raised approximately $20.5 million in net cash proceeds in December 2018. As of November 8, 2019, the Company had approximately $18.5 million in cash and cash equivalents. The Company expects that its existing capital resources will be sufficient to support its projected operating requirements over at least the next 24 months, which may include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, through potential studies that may include a follow-on clinical study, other non-clinical studies and additional studies in AD and other diseases that might benefit from using bryostatin. The balance of the funds will be used for general corporate and working capital purposes. The Company is in the process of determining how to proceed with respect to the Company’s current development programs for bryostatin. Our forecasted cash runway is based upon our current business plan, however, if an alternative plan is enacted, this runway could vary materially.

The Company expects to require additional capital in order to initiate and pursue potential additional development projects. The future course of the Company’s product research and development activities will be contingent upon the further analysis of results from its recently completed trial mentioned herein, in addition to the Company’s concurrent plans to explore strategic alternatives to maximize shareholder value. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, and may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The results for the nine months ended September 30, 2019 are not necessarily indicative of the results that the Company will have for any subsequent period. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2019, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.4 million. In addition, approximately $16.5 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

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

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE that do not meet the criteria for capitalization are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2019 and December 31, 2018.

Loss Per Share:

Basic loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding. In periods where there is net income, the Company applies the two-class method to calculate basic and diluted net income (loss) per share of common stock, as the Company’s preferred stock is a participating security. The two-class method is an earnings allocation formula that treats a participating security as having rights to earnings that otherwise would have been available to common stockholders. In periods where there is a net loss, the two-class method of computing earnings per share does not apply as the Company’s preferred stock does not contractually participate in its losses.

Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2019 and 2018, which were approximately 12.5 million shares and 6.5 million shares, respectively.

Income Taxes:

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $60.7 million for the period from October 31, 2012 (inception) through September 30, 2019. The net operating loss carryforwards resulted in a deferred tax asset of approximately $15.0 million at September 30, 2019. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by the valuation allowance.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, changes in the Company’s ownership may limit the amount of its net operating loss carryforwards that could be utilized annually to offset future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of the Company of more than 50% within a three-year period. The Company has not performed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since the Company’s inception, due to the significant costs and complexities associated with such study.

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

Recent Accounting Pronouncements

In July 2017, the FASB issued new guidance, ASU-2017-11, Distinguishing Liabilities from Equity (Topic 480), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and re-characterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and has been adopted. In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. The Company analyzed the release in preparation of this Form 10-Q, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-Q within the condensed consolidated statements of stockholders’ equity. Many of the amended requirements under this Release are not applicable to the Company.

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

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. To-date, no royalties nor milestone payments have been made.

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

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, is approximately $7.8 million. Of the total estimated Study costs, as of September 30, 2019, the Company has incurred approximately $7.2 million in expenses of which WCT has represented a total of approximately $6.8 million and approximately $400,000 of expenses have been incurred to other trial-related vendors and consultants. Of the approximately $6.8 million of expenses incurred with WCT, approximately $6.5 million has been paid with the remaining $0.3 million payable as of September 30, 2019. In addition, the Company paid $1.2 million to WCT as prepaid deposits of which the Company has utilized the entire amount as of September 30, 2019.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

James Gottlieb, a director of the Company, serves as a director of CRE, and Shana Phares, also a director of the Company, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 2.2% of the Company’s outstanding common stock as of September 30, 2019.

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

On November 12, 2015, Neurotrope BioScience, CRE, and NRV II entered into an amendment (the “Amendment”) to the TLSA pursuant to which CRE granted rights in certain technology to Neurotrope BioScience. Under the Amendment, the “Advances on Future Royalties” section of the TLSA was amended and restated to (i) eliminate the requirement that Neurotrope BioScience pay CRE prepaid royalties equal to five percent (5%) of financing proceeds received by Neurotrope BioScience in any financing prior to a public offering, and (ii) provide that Neurotrope BioScience will deliver to CRE, following each closing pursuant to a certain securities purchase agreement, an amount equal to 2.5% of the Post-PA Fees Proceeds received at such closing. In addition, the Amendment provides that on or prior to December 31, 2016, Neurotrope Bioscience shall deliver to CRE an amount equal to 2.5% of the aggregate Post-PA Fee Proceeds received at the closings. Each payment would constitute an advance royalty payment to CRE and will be offset (with no interest) against the amount of future royalty obligations payable until such time that the amount of such future royalty obligations equals in full the amount of the advance royalty payments made. “Post-PA Fee Proceeds” means the gross proceeds received, less all amounts paid to the placement agent(s), in relation to such gross proceeds. No other expenses of Neurotrope Bioscience shall be subtracted from the gross proceeds to determine the “Post-PA Fee Proceeds.” As of September 30, 2019, the Company has paid its entire obligation of $1,166,666 resulting from this Amendment.

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

Note 5 – Common Stock:

Adoption of a Shareholder Rights Plan

Overview

On September 9, 2019, the Company announced that its Board had adopted a shareholder rights plan (the “Rights Plan”). The Rights Plan is intended to protect the interests of the Company’s stockholders and enable them realize the full potential value of their investment by reducing the likelihood that any person or group gains control of the Company through open market accumulation or other tactics without appropriately compensating all stockholders. Pursuant to the Rights Plan, the Company issued, by means of a dividend, one preferred share purchase right for each outstanding share of the Company’s common stock to shareholders of record on the close of business on September 19, 2019. Initially, these Rights (as defined below) will trade with, and be represented by, the shares of the Company’s common stock. The Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 15% or more of the Company’s outstanding common stock (the “Acquiring Person”) in a transaction not approved by the Board, subject to certain exceptions, as explained below.

If the Rights become exercisable, all holders of Rights, other than the Acquiring Person, will be entitled to acquire shares of the Company’s common stock at a 50% discount or the Company may exchange each Right held by such holders for one share of its common stock. In such situation, Rights held by the Acquiring Person would become void and will not be exercisable. If any person at the time of the first public announcement of the Rights Plan owned more than the triggering percentage then that stockholder’s existing ownership percentage will be grandfathered, although, with certain exceptions, the Rights will become exercisable if at any time after the announcement of the Rights Plan such stockholder increases its ownership of the Company’s common stock.

Unless earlier redeemed, terminated or exchanged pursuant to the terms of the Rights Plan, the Rights will expire at the close of business on September 8, 2021. The Board may terminate the Rights Plan before that date if the Board determines that there is no longer a threat to shareholder value.

Key Features

On September 9, 2019, the Board declared a dividend of one preferred share purchase right (a “Right”), payable on September 19, 2019, for each share of common stock, par value $0.0001 per share, of the Company outstanding on September 19, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of September 9, 2019, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Each one one-thousandth of a Preferred Share entitles the holder thereof to receive (i) the same dividends and liquidation rights as if the holder held one share of common stock and will be treated the same as one share of common stock in the event of a merger, consolidation or other share exchange and (ii) one vote on all matters submitted to a vote of the Company’s stockholders, in each case subject to adjustment as described in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope, Inc. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends.

December 2018 Offering

On December 17, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Purchasers in a registered direct offering an aggregate of 5,012,677 shares of its common stock and Series G warrants to purchase up to an aggregate of 5,012,677 shares of common stock at a combined purchase price of $4.495 per share and accompanying warrant. The warrants are exercisable at a price of $4.37 per share beginning six months following the date of issuance and expire five years from the exercise date. The net proceeds to the Company from the offering were approximately $20.5 million, after deducting placement agent fees, financial advisory fees and estimated offering expenses.

Note 6 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	1,520,246	$18.07	8.2
Options granted	775,000	$4.17
Less options forfeited	-	$-
Less options expired/cancelled	-	$-
Less options exercised	-	$-
Options outstanding at September 30, 2019	2,295,246	$13.37	8.1	$-
Options exercisable at September 30, 2019	1,589,599	$15.86	7.8	$-

In January 2019, the Company granted stock options to purchase an aggregate of 595,000 shares of the Company’s common stock to eight members of the Board, three Company officers and two Company employees. The stock options have an exercise price of $3.93 per share and an expiration date that is ten years from the date of issuance. All of the options vest 50% at time of issuance and 50% quarterly over the subsequent two year period after the issuance date. Options to purchase an aggregate of 29,923 shares could not be exercised until, and were initially subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan, which approval was obtained on July 23, 2019. Pursuant to the Company’s non-employee director compensation plan, in March 2019, the Company granted stock options to purchase an aggregate of 80,000 shares of the Company’s common stock to eight members of the Board. The stock options have an exercise price of $4.06 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date. Such options could not be exercised until, and were initially subject to, stockholder approval of an increase in shares under the Company’s 2017 Equity Incentive Plan, which approval was obtained on July 23, 2019 as the shareholders approved an additional 850,000 plan shares. On April 15, 2019, the Company granted its General Counsel and Chief Operating Officer options to purchase 100,000 shares of common stock. In connection with the termination of such officer’s employment effective October 31, 2019, the 56,250 shares that had not vested as of such date were forfeited and cancelled. The 43,750 stock options that had vested have an exercise price of $5.67 per share and an expiration date that is ten years from the date of issuance. Including the additional 850,000 options approved by shareholders on July 23, 2019, 740,077 options are issuable in the future.

As of September 30, 2019, there was approximately $3.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.5 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the nine months ended September 30, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; Volatility 92.2%; and Risk-free interest rate 2.70%. The weighted average grant date fair value of options granted for the nine months ended September 30, 2019 is $3.83 per option.

Note 7 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the nine months ended September 30, 2019:

Number of shares
Warrants outstanding January 1, 2019	10,236,232
Warrants issued	228,000
Warrants exercised	(96,074)
Warrants outstanding September 30, 2019	10,368,158

The Company used the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of the 228,000 warrants issued for the nine months ended September 30, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term five years; Volatility 91.9%; and Risk-free interest rate 1.65%. The weighted average grant date fair value of warrants granted for the nine months ended September 30, 2019 is $4.4053 per warrant.

As of September 30, 2019, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 4,916,603 warrants exercisable at $4.37, 114,000 warrants exercisable at $5.31, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 24,000 warrants exercisable at $7.12, 90,000 warrants exercisable at $7.13, 3,772,908 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 8 – Subsequent Events

Review of Strategic Alternatives

On October 8, 2019, the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Company is continuing to determine how to proceed with respect to the Company’s current development programs for bryostatin-1 in its effort to maximize shareholder value.

Resignation of General Counsel and Chief Operating Officer

On October 23, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael F. Ciraolo, J.D., Ph.D., pursuant to which Dr. Ciraolo resigned from his positions as General Counsel and Chief Operating Officer of the Company. Dr. Ciraolo’s resignation was effective as of October 31, 2019 (the “Effective Date”). Under the terms of the Separation Agreement, Dr. Ciraolo will receive severance (the “Severance”) equal to (i) $83,750, which represents three month’s base salary, (ii) a pro-rated bonus in the amount of $58,625 and (iii) $3,435.90 for accrued but unused vacation time. The Severance will be paid in substantially equal installments pursuant to the Company’s regular payroll schedule over a period of two months commencing on the Company’s first practicable payroll date following the Effective Date. The Separation Agreement contains certain customary provisions regarding confidentiality and non-disparagement and provides for the release of certain claims between the parties.

Nasdaq Notice of Deficiency

On October 23, 2019, the Company received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). This notice has no immediate effect on the Company’s Nasdaq listing; the Company has 180 calendar days, or until April 20, 2020, to regain compliance. To regain compliance, the closing bid price of the Company’s securities must be at least $1.00 per share for a minimum of ten consecutive business days. If the Company does not regain compliance by April 20, 2020, the Company may be eligible for additional time to regain compliance or if the Company is otherwise not eligible, the Company may request a hearing before a Hearings Panel.

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

On August 23, 2013, our wholly-owned subsidiary, Neurotrope Acquisition, Inc., a corporation formed in the State of Nevada on August 15, 2013 merged with and into Neurotrope BioScience. Neurotrope BioScience was the surviving corporation in the reverse merger and became Neurotrope, Inc.’s wholly-owned subsidiary. As the result of the reverse merger, the Company’s business changed from engaging in the business of providing software solutions to deliver geo-location targeted coupon advertising to mobile internet devices, to the biotechnology business, including the development of a drug candidate called bryostatin for the treatment of AD.

Review of Strategic Alternatives

On October 8, 2019, following our announcement of top-line results from our Phase 2 study of bryostatin-1 in moderate to severe AD (as described below), we announced our plans to explore strategic alternatives to maximize shareholder value. Our Board has formed a strategic alternatives committee to aid in evaluating our alternatives. There can be no assurance that our formal strategic review of alternatives will result in any successful transaction or other outcome. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1 in our effort to maximize shareholder value.

Results of Phase 2 Clinical Trial

On May 1, 2017, we reported certain relevant top-line results from our Phase 2 exploratory clinical trial based on a preliminary analysis of a limited portion of the complete data set generated. A comprehensive analysis of these data from the Phase 2 exploratory trial evaluating bryostatin-1 as a treatment of cognitive deficits in moderate to severe AD were recently published in the Journal of Alzheimer's Disease, vol. 67, no. 2, pp. 555-570, 2019.  A total of 147 patients were enrolled into the study; 135 patients in the mITT population (as defined below) and 113 in the Completer population (as defined below). This study was the first repeat dose study of bryostatin-1 in patients with late stage AD (defined as a Mini Mental State Exam 2 (“MMSE-2”) of 4-15), in which two dose levels of bryostatin-1 were compared with placebo to assess safety and preliminary efficacy (p < 0.1, one-tailed) after 12 weeks of treatment. The pre-specified primary endpoint, the Severe Impairment Battery (the “SIB”) (used to evaluate cognition in severe dementia), compared each dose of bryostatin-1 with placebo at Week 13 in two sets of patients: (1) the modified intent-to-treat (the “mITT”) population, consisting of all patients who received study drug and had at least one efficacy/safety evaluation, and (2) the Completer population, consisting of those patients within the mITT population who completed the 13-week dosing protocol and cognitive assessments.

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

Together, these initial results after preliminary analysis of this exploratory trial, provided signals that bryostatin-1, at the 20 µg dose, caused sustained improvement in important functions that are impaired in patients with moderate to severe AD, i.e., cognition and the ability to care for oneself. Since many of the patients in this study were already taking donepezil and/or memantine, the efficacy of bryostatin-1 was evaluated in the Top Line results over and above the standard of care therapeutics.

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

On January 5, 2018, we announced that a pre-specified exploratory analysis of the comprehensive data set from our recent Phase 2 trial in patients with advanced AD found evidence of sustained improvement in cognition in patients receiving the 20 μg bryostatin regimen. As specified in the Statistical Analysis Plan (“SAP”), analysis of patients who did not receive memantine, an approved AD treatment, as baseline therapy showed greater SIB improvement. These findings suggested that this investigational drug could potentially treat AD itself and help reduce and/or reverse the progression of AD, in addition to alleviating its symptoms.

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

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (“WCT”), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “New Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. Of the total estimated study costs, as of September 30, 2019, we have incurred approximately $7.2 million in expenses of which WCT has represented a total of approximately $6.8 million and approximately $400,000 of expenses have been incurred to other trial-related vendors and consultants. In addition, we paid $1.2 million to WCT as prepaid deposits of which we have utilized the entire amount.

On September 9, 2019, the Company issued a press release announcing that the confirmatory Phase 2 study of bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the SIB total score.

An average increase in SIB total score of 1.3 points and 2.1 points was observed for the bryostatin-1 and placebo groups, respectively, at Week 13. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the bryostatin -1 and placebo treatment groups.

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a Mini Mental State Exam 2 score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either bryostatin -1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

Further analyses of this confirmatory trial are expected be completed during the fourth quarter of 2019. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) for the research and clinical development of bryostatin-1. Under the CRADA, Neurotrope will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase I clinical trial testing the safety and toxicity of bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response.

Comparison of the nine months ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months ended September 30,		Dollar
	2019	2018	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$225,793	$(225,793)	NA
Research and development expenses – Other	$4,273,531	$2,450,566	$1,822,965	74.4%
General and administrative expenses – Related party	$37,500	$37,500	$-	-%
General and administrative expenses – Other	$5,165,096	$2,980,105	$2,184,991	73.3%
Stock based compensation expenses – Related Party	$173,161	$235,434	$(62,273)	(26.5)%
Stock based compensation expenses - Other	$3,173,519	$1,439,939	$1,733,580	120.4%
Interest income, net	$301,620	$88,795	$212,825	239.7%
Net loss	$12,521,187	$7,280,542	$5,240,645	72.0%

Revenues

We did not generate any revenues for the nine months ended September 30, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2019 were $12,822,807 as compared to $7,369,337 for the nine months ended September 30, 2018, an increase of approximately 74%. The increase in total operating expenses is due primarily to an increase in our research and development principally from our recently concluded confirmatory Phase 2 clinical trial, general and administrative and stock-based, non-cash, compensation expenses.

Research and Development Expenses

For the nine months ended September 30, 2019, we incurred $0 of research and development expenses with a related party as compared to $225,793 for the nine months ended September 30, 2018. The total amounts incurred for the nine months ended September 30, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the nine months ended September 30, 2019, we incurred $4,273,531 in research and development expenses with non-related parties as compared to $2,450,566 for the nine months ended September 30, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2019, $3,647,450 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $584,745 for clinical consulting services, $20,729 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $20,607 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $2,407,936 incurred relating to our recently concluded confirmatory clinical trial, and related storage of drug product, $156,962 for clinical consulting services, $28,652 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $20,416 for development of alternative drug supply with Stanford University. We expect our research and development expenses to decrease, in the short term, as our confirmatory Phase 2 clinical trial was recently concluded. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $37,500 for the nine months ended September 30, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board that are affiliates of CRE.

We incurred $5,165,096 and $2,980,105 of general and administrative expenses for the nine months ended September 30, 2019 and 2018, respectively, an increase of approximately 73%. Of the amounts for the nine months ended September 30, 2019, as compared to the comparable 2018 period: $1,625,174 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,265,331 for the 2018 comparable period. The increase for the nine months ending September 30, 2019 is principally based upon contractual bonus payments made to certain officers of $210,000 and the hiring of a new Chief Operating Officer; $573,018 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation versus $399,484 for the 2018 comparable period; $1,188,685 was incurred for outside operations consulting services, versus $394,524 for the 2018 comparable period as we incurred additional cash and non-cash expenses for banking consulting; $160,078 was incurred for travel expenses, versus $120,096 for the 2018 comparable period; $972,577 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person paid both in cash and non-cash compensation, versus $228,876 for the 2018 comparable period; $109,555 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $105,992 for the 2018 comparable period; $361,494 was incurred for insurance, versus $321,970 for the 2018 comparable period; and $174,515 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $143,832 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $173,161 and $235,434 for the nine months ended September 30, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $3,173,519 and $1,439,939 of non-related party non-cash expenses for the nine months ended September 30, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during the first three months of 2019 which included awards with accelerated vesting terms and shareholder approval of certain options issued during the first three months of 2019 expensed during the third quarter of 2019.

Other Income, net

We earned $301,620 of interest income for the nine months ended September 30, 2019 as compared to $88,795 for the nine months ended September 30, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $12,521,187 and $7,280,542 for the nine months ended September 30, 2019 and 2018, respectively. The increased loss was primarily attributable to our increase in expenses associated with our recently concluded confirmatory Phase 2 clinical trial, the increase in our general and administrative expenses and stock-based compensation expense, offset by discontinuing our related party research and development activities. Earnings (losses) per common share were ($0.97) and ($0.92) for the nine months ended September 30, 2019 and 2018, respectively. The increase in loss per share is primarily attributable to the increase in our net loss partially offset by an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the nine months ended September 30, 2019 excludes 10,368,158 warrants and options to purchase 2,295,246 shares of our common stock as they are anti-dilutive due to our net loss. For the nine months ended September 30, 2018, the computation excludes 5,101,440 warrants and options to purchase 1,423,961 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended September 30, 2019 and September 30, 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018:

	Three Months ended September 30,		Dollar
	2019	2018	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$62,900	$(62,900)	NA
Research and development expenses – Other	$845,797	$1,674,387	$(828,590)	(49.5)%
General and administrative expenses – Related party	$12,500	$12,500	$-	-%
General and administrative expenses – Other	$2,131,205	$904,729	$1,226,476	135.6%
Stock based compensation expenses – Related Party	$47,695	$60,498	$(12,803)	(21.2)%
Stock based compensation expenses - Other	$877,525	$487,738	$389,787	79.9%
Interest income, net	$90,159	$33,398	$56,761	170.0%
Net loss	$3,824,563	$3,169,354	$655,209	20.7%

Revenues

We did not generate any revenues for the three months ended September 30, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2019 were $3,914,722 as compared to $3,202,752 for the three months ended September 30, 2018, an increase of approximately 22%. The increase in total operating expenses is due primarily to an increase in our general and administrative and stock-based, non-cash, compensation expenses offset by a decrease in our research and development expenses principally as our confirmatory Phase 2 clinical trial was winding down.

Research and Development Expenses

For the three months ended September 30, 2019, we incurred $0 of research and development expenses with a related party as compared to $62,900 for the three months ended September 30, 2018. The total amounts incurred during the three months ended September 30, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the three months ended September 30, 2019, we incurred $845,797 in research and development expenses with non-related parties as compared to $1,674,387 for the three months ended September 30, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial for AD. Of these expenses, for the three months ended September 30, 2019, $664,677 was incurred principally relating to our recently concluded confirmatory clinical trial and related storage of drug product, $165,033 for clinical consulting services, $7,480 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,607 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2018, we incurred $1,575,925 relating to our recently concluded confirmatory Phase 2 clinical trial, and related storage of drug product, $84,590 for clinical consulting services, $7,917 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $5,955 for development of alternative drug supply with Stanford University. We expect our research and development expenses to decrease, in the short term, as our confirmatory Phase 2 clinical trial was recently concluded. Other development might increase, as our resources permit, in order to advance our potential products.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $12,500 for the three months ended September 30, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board that are affiliates of CRE.

We incurred $2,131,205 and $904,729 of other general and administrative expenses for the three months ended September 30, 2019 and 2018, respectively, an increase of approximately 136%. Of the amounts for the three months ended September 30, 2019, as compared to the comparable 2018 period: $447,695 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $430,158 for the 2018 comparable period. The increase for the three months ending September 30, 2019 is principally based upon the hiring of our new Chief Operating Officer; $288,161 was incurred for ongoing legal expenses associated with ongoing obligations, regulatory compliance and litigation versus $120,307 for the 2018 comparable period as we incurred additional expenses relating to patent filings and maintenance costs incurred during the 2019 period; $764,747 was incurred for outside operations consulting services as we incurred additional cash and non-cash expenses for banking consulting, versus $86,250 for the 2018 comparable period; $48,769 was incurred for travel expenses, versus $29,966 for the 2018 comparable period; $350,654 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person paid both in cash and non-cash compensation, versus $60,690 for the 2018 comparable period; $24,768 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $21,440 for the 2018 comparable period; $146,243 was incurred for insurance, versus $107,761 for the 2018 comparable period; and $60,168 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $48,157 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $47,695 and $60,498 for the three months ended September 30, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $877,525 and $487,738 of non-related party non-cash expenses for the three months ended September 30, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during the first three months of 2019 which included awards with accelerated vesting terms and shareholder approval of certain options issued during the first three months of 2019 expensed during the third quarter of 2019.

Other Income, net

We earned $90,159 of interest income for the three months ended September 30, 2019 as compared to $33,398 for the three months ended September 30, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $3,824,563 and $3,169,354 for the three months ended September 30, 2019 and 2018, respectively. The increased loss was primarily attributable to our increase in general and administrative expenses and stock-based compensation expense, offset by our decrease in expenses associated with our confirmatory Phase 2 clinical trial as it was winding down and discontinuing our related party research and development activities. Earnings (losses) per common share were ($0.29) and ($0.40) for the three months ended September 30, 2019 and 2018, respectively. The decrease in loss per share is primarily attributable to the increase in our net loss partially offset by an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the three months ended September 30, 2019 excludes 10,368,158 warrants and options to purchase 2,295,246 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended September 30, 2018, the computation excludes 5,101,440 warrants and options to purchase 1,423,961 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2019, we had an accumulated deficit of $86,203,280 and had working capital of $19,101,024 as compared to working capital of $26,500,467 as of December 31, 2018. The $7,399,443 decrease in working capital was primarily attributable to our net loss, excluding non-cash compensation and consulting expenses, of $7,817,361 plus capital expenditures of $5,214 offset by proceeds received from exercise of warrants, by outside investors, to purchase shares of common stock totaling $419,843.

Sources and Uses of Liquidity

Since inception, we have satisfied our operating cash requirements from the private placement of equity securities sold principally to outside investors. We expect to continue to incur expenses, resulting in losses and negative cash flows from operations, over at least the next several years as we may continue to develop AD and other therapeutic products. We anticipate that this development may include new clinical trials and additional research and development expenditures. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

	Nine Months ended September 30,
	2019	2018
Cash used in operating activities	$(10,367,137)	$(6,371,014)
Cash used in investing activities	(5,214)	(3,186)
Cash provided by financing activities	419,843	4,427

Net Cash Used in Operating Activities

Cash used in operating activities was $10,367,137 for the nine months ended September 30, 2019, compared to $6,371,014 for the nine months ended September 30, 2018. The $3,996,123 increase primarily resulted from the increased net loss of approximately $5.2 million and decrease in payable of approximately $2.2 million, offset by the increase in non-cash stock-based compensation expenses of approximately $3.0 million offset by a utilization of prepaid expenses and other of approximately $540,000, for the nine months ended September 30, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,214 for the nine months ended September 30, 2019 compared to $3,186 for the nine months ended September 30, 2018. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $419,843 for the nine months ended September 30, 2019 compared to $4,427 for the nine months ended September 30, 2018. Net cash provided for the nine months ended September 30, 2019 and 2018 was the result of funds raised through exercise of warrants by investors in our historical private placements.

As of November 8, 2019, we had approximately $18.5 million in cash, cash equivalents and marketable investment securities. The Company expects that its existing capital resources will be sufficient to support our projected operating requirements over at least the next 24 months, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1, which will affect how our financial resources are deployed. Currently, our funds are anticipated to be used to make final payments relating to our recently concluded Phase 2 confirmatory study treating moderate to severe Alzheimer's patients, and to potentially conduct other non-clinical and research activities for our existing and other potential therapeutic products. We currently expect that the balance of the funds will be used for general corporate and working capital purposes, but that is subject to change based on how we determine to proceed with respect to our current development programs for bryostatin-1 and if we pursue any strategic alternatives. Our forecasted cash runway is based upon our current business plan, however if an alternative plan is enacted, this runway could vary materially.

We expect to require additional capital in order to initiate, pursue and complete all potential AD clinical trials, including the development of bryostatin for other potential product applications, or in connection with any strategic alternatives that we may pursue. Additional funding may not be available to us on acceptable terms, or at all. If we are unable to access additional funds when needed, we may not be able to initiate, pursue and complete all planned clinical trials or continue the development of our product candidates or we could be required to delay, scale back or eliminate some or all of our development programs and operations. Any additional equity financing, if available, may not be available on favorable terms, would most likely be significantly dilutive to our current stockholders and debt financing, if available, and may involve restrictive covenants. If we are able to access funds through collaborative or licensing arrangements, we may be required to relinquish rights to some of our technologies or product candidates that we would otherwise seek to develop or commercialize on our own, on terms that are not favorable to us. Our ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm our business, financial condition and results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

We are reviewing strategic alternatives and there can be no assurance that we will be successful in identifying or completing any strategic transaction, that any such strategic transaction will result in additional value for our stockholders or that the process will not have an adverse impact on our business.

We have announced that our board of directors is conducting a review of strategic alternatives and our board of directors has formed a strategic alternatives committee to aid in evaluating our alternatives. These alternatives could include, but are not limited to, merger or acquisition transactions, issuing or transferring shares of our common stock, or the license, purchase or sale of specific assets, in addition to other potential actions aimed at increasing stockholder value. There can be no assurance that the review of strategic alternatives will result in the identification or consummation of any transaction. Our board of directors may also determine that our most effective strategy is to continue to execute on our current development strategy or to cease our current drug development activities altogether. The process of reviewing strategic alternatives may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

Provisions in our certificate of incorporation, our bylaws or Nevada law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the trading price of our common stock.

Provisions of our articles of incorporation, bylaws, shareholder rights plan or Nevada law may discourage, delay or prevent a merger, acquisition or other change in control that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. These provisions may also prevent or frustrate attempts by our stockholders to change the composition of our board of directors or to replace or remove our management. These provisions include:

•	limitations on the removal of directors;

•	advance notice requirements for stockholder proposals and nominations;

•	limitations on the ability of stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	limitations on the liability of, and the provision of indemnification to, our director and officers; and

•	the ability of our board of directors to authorize the issuance of blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock.

In addition, we are subject to Section 78.438 of the Nevada Revised Statutes, which prohibits a Nevada corporation from engaging in a business combination with an interested stockholder, generally a person which together with its affiliates owns, or within the last two years has owned, 10% of our voting stock, for a period of two years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that investors could receive a premium for their shares of our common stock in an acquisition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended September 30, 2019.

On September 1, 2019, we issued warrants to purchase 90,000 shares of common stock to Katalyst Securities LLC as compensation for financial advisory services.

On September 1, 2019, we issued warrants to purchase 24,000 shares of common stock to GP Nurmenkari Inc. as compensation for investor relations services.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

3.1	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope, Inc., as filed with the Secretary of State of the State of Nevada on September 9, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

3.2	Amendment to By-laws of the Company, effective as of September 9, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

4.1	Rights Agreement, dated as of September 9, 2019, between Neurotrope, Inc. and Philadelphia Stock Transfer, Inc., as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

10.1	Separation Agreement, dated as of October 23, 2019, by and between Neurotrope, Inc., Neurotrope Bioscience, Inc. and Michael F. Ciraolo, J.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2019).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: November 12, 2019	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: November 12, 2019	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President,
Secretary and Treasurer (principal financial officer)

Exhibit Index

Exhibit Number	Description

3.1	Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope, Inc., as filed with the Secretary of State of the State of Nevada on September 9, 2019 (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

3.2	Amendment to By-laws of the Company, effective as of September 9, 2019 (incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

4.1	Rights Agreement, dated as of September 9, 2019, between Neurotrope, Inc. and Philadelphia Stock Transfer, Inc., as rights agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019).

10.1	Separation Agreement, dated as of October 23, 2019, by and between Neurotrope, Inc., Neurotrope Bioscience, Inc. and Michael F. Ciraolo, J.D., Ph.D. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2019).

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.