Form 10-K
period 2019-12-31
Neurotrope, Inc.
filed 2020-03-13
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

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

Securities registered pursuant to section 12(g) of the Act: None.

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) computed by reference to the price at which the common stock was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter was $93,384,208.

As of February 20, 2020, the registrant had 19,748,328 shares of common stock outstanding.

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

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g. ‘zero-slopes’). In contrast, the SIB slopes for the 20 μg bryostatin patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive bryostatin doses increased for the 20 μg patient cohort.

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a Mini Mental State Exam 2 (“MMSE-2”) score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either bryostatin -1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

On January 22, 2020, we announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of bryostatin-1’s benefit for the moderately severe stratum, the difference between the bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). As a further test of the robustness of this Moderate Stratum benefit signal, a pre-specified trend analysis (measuring increase of SIB improvement as a function of successive drug doses) was performed on the repeated SIB measures over time (Weeks 0, 5, 9, and 13).  These trend analyses showed a significant positive slope of improvement for the treatment groups in the 203 study that was significantly greater than for the placebo group (p<.01).

In connection with the additional analysis, we also announced the receipt of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

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

Nemours Agreement

On September 5, 2018, we announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. The total estimated cost of this proposed trial to us is approximately $100,000.

Recent Developments

Review of Strategic Alternatives

On October 8, 2019, we announced our plans to explore strategic alternatives to maximize shareholder value. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1 in our effort to maximize shareholder value.

Corporate Information

Neurotrope, Inc. is a Nevada corporation with its principal business office at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036. Our website can be found at www.neurotrope.com. Through our website, we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission, or SEC. Information contained on, or that can be accessed through, our website is not and shall not be deemed to be a part of this annual report on Form 10-K.

AD and the Potential Market for our Products

The Epidemic of AD

According to the Alzheimer’s Association, it has been estimated that 44 million people worldwide had AD, or other forms of dementia, in 2018. The prevalence of AD is independent of race, ethnicity, geography, life style and, to a large extent, genetics. The most common cause of developing AD is living a long life. In developing countries where the median age of death is less than 65 years old, AD is rarely recognized or diagnosed. In the United States in 2019, 5.8 million people are estimated to have AD, and over 96% of these people are older than 65 years of age.

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

Potential Market for Our Products

According to an article titled “Progress in AD” published in The Journal of Neurology in 2012, there has been a dearth of new product introductions in the last 20 years either for the treatment of AD symptoms or its definitive diagnosis in patients who begin exhibiting the memory and cognitive disorders associated with the disease. According to the Alzheimer’s Association, all of the products introduced to date for the treatment of AD have yielded negative or marginal results with no long-term effect on the progression of AD and no improvement in the memory or cognitive performance of the patients receiving these therapies. With over 44 million people worldwide estimated to have had AD in 2019, there is significant commercial potential for a new therapeutic that is effective in delaying the progression of the disease.

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

Sales of the major drug therapies available only by prescription are approved for the symptomatic treatment of the cognitive aspects of AD, but have no meaningful effect on disease progression, causing only temporary improvement in cognitive decline. Despite their limited efficacy, this group of drugs had collective worldwide sales in 2018 of approximately $4.4 billion and is projected to grow to approximately $8.2 billion by 2026, a compounded annual growth rate of 8.2%, according to Fior Markets as of July 10, 2019.

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

Dying neurons and synapses have, to date, not been therapeutic targets for restoration, and many in the AD field currently believe that stemming the progression of the disease may only be possible with very early stage intervention. The FDA is encouraging the pharmaceutical industry to increase efforts to investigate such early stage interventional treatments by recommending that modified clinical endpoints, both functional and cognitive, be established to monitor the efficacy of drug prototypes being tested in early stage AD patients, according to an article published in The New England Journal of Medicine.2

In contrast, we believe that our data from various preclinical animal models and compassionate use trials support that activation of PKCε in central nervous system neurons may improve neuronal vitality and function in areas of the brain damaged by AD, potentially resulting in the improvement of memory and cognition.

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

Figure 2. PKCε Activation Involves 5 Different Mechanisms to Stop the Progression of AD

Activation of PKCε has been achieved with drug prototypes that mimic the activity of diacylglycerol and phosphatidylserine, which are the natural binding targets for this enzyme. In addition, a variety of in vitro and in vivo animal models have demonstrated that these drug prototypes may be effective in restoring the structure and function of neuronal synapses. Our first clinical application of the PKCε activators is focused on the treatment of AD, but a number of other neurodegenerative diseases may be amenable to similar treatment. A list of these potential future drug targets is shown in Figure 3.

Figure 3. Therapeutic targets for neuroregeneration through PKCε activation

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

PKCε Activation Stimulates the Formation of New Synaptic Connections

The new synaptic connections formed from the damaged neurons revitalized by PKCε in rats can be demonstrated in various behavioral models for the animals that are used to measure memory functions. Treatment with bryostatin, for 12 weeks in genetically modified rodents pre-disposed to develop an AD-type of pathology showed that bryostatin promoted the growth of new synapses and preserved the existing synapses. In addition, this drug also reversed the decrease of PKCε and the reciprocal increase of soluble amyloid. 3

In cell tissue cultures, there is a difference in morphology between neurons damaged by the application of ASPD (soluble oligomers of Aβ) as compared to synapses rejuvenated by the application of bryostatin. Treatment with bryostatin, through PKCε activation, stimulates the revitalization of neurons and the formation of new synaptic connections.

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

Drug Prototypes That Treat AD through Regeneration

CRE has developed a new chemical family of polyunsaturated fatty acid (“PUFA”) analogs, which appear to be effective in the activation of PKCε. Representative structures of bryostatin and a PUFA analog are shown in Figure 4.

Figure 4. Structures of Bryostatin 1 and a PUFA Analog Effective in the Activation of PKCε4

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

Pursuant to the terms of the Services Agreement, WCT provided services and enrolled one hundred six (106) study subjects. The total estimated budget for the services, including pass-through costs, was approximately $7.3 million. WCT substantially completed performance of the services thereunder in September 2019 and their services agreement will expire upon receipt of all payments from Neurotrope BioScience that are due under the Agreement. The total costs for WCT’s services was approximately $6.9 million. Further, under the Agreement, either Neurotrope BioScience or WCT may terminate the Agreement if the other party materially breaches the Agreement and fails to cure such breach. Additionally, either Neurotrope BioScience or WCT may terminate the Agreement upon notice to the other party if the other party is adjudicated insolvent or petitions for relief under any insolvency, re-organization, receivership, liquidation, compromise, or any moratorium statute.  As of December 31, 2019, the trial’s data safety monitoring board determined that the drug did not have safety issues pursuant to their review based upon completion of patient dosing for the trial.

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

The CRE License further requires us to pay CRE (i) a fixed research fee equal to a pro rata amount of $1 million in the year during which we close on a Series B Preferred Stock financing resulting in proceeds of at least $25 million, (ii) a fixed research fee of $1 million per year for each of the five calendar years following the completion of such financing and (iii) an annual fixed research fee in an amount to be negotiated and agreed upon no later than 90 days prior to the end of the fifth calendar year following the completion of such financing to be paid with respect to each remaining calendar year during the term of the CRE License. This fixed research fee is not yet due as the Company has not completed a Series B Preferred Stock financing. The CRE License Agreement also requires the payment by us of royalties ranging between 2% and 5% of our revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that Neuroscience Research Ventures, Inc. (“NRV, Inc.”) holds in our company, which currently would be a royalty rate of 5% based on NRV, Inc.’s current ownership in us.

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

Preclinical Testing

In the United States, drug candidates are tested in animals until adequate proof of safety and efficacy is established. These preclinical studies generally evaluate the mechanism of action and pharmacology of the product and assess the potential safety and efficacy of the product. Tested compounds must be produced according to applicable cGMP requirements and preclinical safety tests must be conducted in compliance with FDA and international regulations regarding good laboratory practices. The results of the preclinical tests, together with manufacturing information and analytical data, are generally submitted to the FDA as part of an IND, which must become effective before human clinical trials may commence. The IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA requests an extension or raises concerns about the conduct of the clinical trials as outlined in the application. If the FDA has any concerns, the sponsor of the IND and the FDA must resolve the concerns before clinical trials can begin. Regulatory authorities may require additional preclinical data before allowing the clinical trials to commence or proceed from one phase to another, and could demand that the clinical trials be discontinued or suspended at any time if there are significant safety issues. Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted.

Furthermore, an independent IRB for each medical center proposing to participate in the conduct of the clinical trial must review and approve the clinical protocol and patient informed consent form before commencement of the clinical trial at the respective medical center. An IRB must operate in compliance with FDA regulations.

Clinical Trials

Human clinical trials are typically conducted in four sequential phases, which may overlap or be combined:

•	Phase 1. The drug is initially introduced into healthy human subjects or, in certain indications such as cancer, patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness and to determine optimal dosage.

•	Phase 2. The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to evaluate preliminarily the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

•	Phase 3. The drug is administered to an expanded patient population, generally at geographically dispersed clinical trial sites, in well-controlled clinical trials to generate enough data to evaluate statistically the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

•	Phase 4. Post-approval studies may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

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

Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination on its ClinicalTrials.gov website.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur. In addition, IND safety reports must be submitted to the FDA for any of the following: serious and unexpected suspected adverse reactions; findings from other studies or animal or in vitro testing that suggest a significant risk in humans exposed to the drug; and any clinically important increase in the case of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution, or an institution it represents, if the clinical trial is not being conducted in accordance with the clinical protocol, GMP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. The FDA will typically inspect one or more clinical sites to assure compliance with GCP and the integrity of the clinical data submitted.

Review of the NDA by FDA

The data from the clinical trials, together with preclinical data and other supporting information that establishes a drug candidate’s profile, are submitted to the FDA in the form of an NDA or NDA supplement (for approval of a new indication if the product candidate is already approved for another indication). Under federal law, the submission of most NDAs is additionally subject to an application user fee, currently exceeding $2.9 million, and the sponsor of an approved NDA is subject to an annual program fee, currently exceeding $300,000 per product. These fees typically increase annually. Certain exceptions and waivers are available for some of these fees, such as an exception from the application fee for drugs with orphan designation and a waiver for certain small businesses.

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

In addition, as a condition of approval, the FDA may require an applicant to develop a REMS. REMS use risk minimization strategies beyond the professional labeling to ensure that the benefits of the product outweigh the potential risks. To determine whether a REMS is needed, the FDA will consider the size of the population likely to use the product, seriousness of the disease, expected benefit of the product, expected duration of treatment, seriousness of known or potential adverse events and whether the product is a new molecular entity. REMS can include medication guides, physician communication plans for healthcare professionals and elements to assure safe use, or ETASU. ETASU may include, but are not limited to, special training or certification for prescribing or dispensing, dispensing only under certain circumstances, special monitoring and use of patient registries. The FDA may require a REMS before approval or post-approval if it becomes aware of a serious risk associated with use of the product. The requirement for a REMS can materially affect the potential market and profitability of a product.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the United States, or more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available in the United States a drug for this type of disease or condition will be recovered from sales in the United States for that drug. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in or shorten the duration of the regulatory review and approval process. If a product that has orphan drug designation subsequently receives FDA approval for the disease for which it has such designation, the product is entitled to orphan product exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same disease, except in very limited circumstances, for seven years. These very limited circumstances are (i) an inability to supply the drug in sufficient quantities or (ii) a situation in which a new formulation of the drug has shown superior safety or efficacy. This exclusivity, however, also could block the approval of our product for seven years if a competitor obtains earlier approval of the same drug for the same indication.

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

Third, the FDA may designate a product for priority review if it is a product designed to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. The FDA determines, on a case-by-case basis, whether the proposed product represents a significant improvement when compared with other available therapies. Significant improvement may be illustrated by evidence of increased effectiveness in the treatment of a condition, elimination or substantial reduction of a treatment-limiting product reaction, documented enhancement of patient compliance that may lead to improvement in serious outcomes and evidence of safety and effectiveness in a new subpopulation. A priority review designation is intended to direct overall attention and resources to the evaluation of such applications, and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months from the date of filing.

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

The FDA’s Decision on an NDA

Based on the FDA’s evaluation of an NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for the approved indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of an NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

If the FDA approves a product, it may limit the approved indications for use for the product; require that contraindications, warnings or precautions be included in the product labeling; require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess the drug’s safety after approval; require testing and surveillance programs to monitor the product after commercialization; or impose other conditions, including distribution restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, many types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Post-Approval Requirements

Drugs manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements for any marketed products, as well as new application fees for supplemental applications with clinical data.

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

Employees

As of the date of this Annual Report on Form 10-K, we have five full-time personnel and two part-time personnel.

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

If we continue to execute our current development strategy, we will need additional financing to fund our operations in the future. If we are unable to obtain additional financing on acceptable terms, we will need to curtail or cease our development plans and operations.

As of December 31, 2019, we had approximately $17.4 million of available cash and cash equivalents. In January 2020, we raised an additional $16.4 million in net proceeds from a registered direct offering. Our cash position is sufficient for at least the next 12 months from the release of these financial statements as we continue to determine how to proceed with the current development programs. While we anticipate our current cash resources on hand will be sufficient to sustain operations and a follow-on clinical trial, we do not have sufficient capital to complete all necessary clinical trials in order to have a product approvable for commercial sale. As a result, we will need to raise additional capital and/or obtain a strategic partner to facilitate bringing a product to market.

Our operating plans and capital requirements are subject to change based on how we determine to proceed with respect to our current development programs for bryostatin-1 and if we pursue any strategic alternatives. We are currently reviewing our current operating plans, and we will require additional capital in the future. Additional funds may be raised through the issuance of equity securities and/or debt financing, there being no assurance that any type of financing on terms acceptable to us will be available or otherwise occur. Debt financing must be repaid regardless of whether we generate revenues or cash flows from operations and may be secured by substantially all of our assets. Any equity financing or debt financing that requires the issuance of warrants or other equity securities to the lender would cause the percentage ownership by our current stockholders to be diluted, which dilution may be substantial. Also, any additional equity securities issued may have rights, preferences or privileges senior to those of existing stockholders. If such financing is not available when required or is not available on acceptable terms, we may be required to reduce or eliminate certain product candidates and development activities, including those related to bryostatin, the “bryologs” or polyunsaturated fatty acid analogs, and it may ultimately require us to suspend or cease operations, which could cause investors to lose the entire amount of their investment.

Our ongoing viability as a company depends on our ability to successfully develop and commercialize our licensed technology.

We are principally focused on developing a drug, bryostatin, for the treatment of AD and other diseases, which is still in the clinical testing stage and has not yet been fully developed. Our potential success is highly uncertain since our principal product candidate (bryostatin to treat AD) did not achieve statistical significance on the primary endpoint, in its Phase 2 of development. Our other product candidates (use of bryostatin to treat Niemann Pick Type-C and Fragile X syndrome) are earlier in their development cycles. Bryostatin is also subject to regulatory approval. Our potential success depends upon our ability to raise more capital, complete development of and successfully commercialize bryostatin in a timely manner for the treatment of AD or other diseases. We must develop bryostatin, successfully test it for safety and efficacy in the targeted patient population, and manufacture the finished dosage form on a commercial scale to meet regulatory standards and receive regulatory approvals. The development and commercialization process is both time-consuming and costly, and involves a high degree of business risk. Bryostatin is still at an early stage in its product development cycle, and any follow-on product candidates are still at the concept stage. The results of pre-clinical and clinical testing of our product candidates are uncertain and we cannot assure anybody that we will be able to obtain regulatory approvals of our product candidates. If obtained, regulatory approval may take longer or be more expensive than anticipated. Furthermore, even if regulatory approvals are obtained, our products may not perform as we expect and we may not be able to successfully and profitably produce and market any products. Delays in any part of the process or our inability to obtain regulatory approval of our products could adversely affect our future operating results by restricting (or even prohibiting) the introduction and sale of our products.

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

On September 9, 2019, we issued a press release announcing that the confirmatory Phase 2 study of bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. In connection with the additional analysis, we also announced the receipt of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the FDA to present the totality of the clinical data for bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1. Drug development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical trials. Clinical trials can be delayed or prevented for a number of reasons, including:

•	difficulties obtaining regulatory approval to commence a clinical trial or complying with conditions imposed by a regulatory authority regarding the scope or term of a clinical trial;

•	delays in reaching or failing to reach agreement on acceptable terms with prospective CROs, contract manufacturing organizations, and trial sites, the terms of which can be subject to extensive negotiation and may vary significantly;

•	failure of our third-party contractors, such as CROs and contract manufacturing organizations, or our investigators to comply with regulatory requirements or otherwise meet their contractual obligations in a timely manner;

•	insufficient or inadequate supply or quality of a product candidate or other materials necessary to conduct our clinical trials;

•	difficulties obtaining institutional review board, or IRB, or ethics committee approval to conduct a clinical trial at a prospective site;

•	the FDA, EMA or other regulatory authority requiring alterations to any of our study designs, our pre-clinical strategy or our manufacturing plans;

•	various challenges recruiting and enrolling subjects to participate in clinical trials, including size and nature of subject population, proximity of subjects to clinical sites, eligibility criteria for the trial, budgetary limitations, nature of trial protocol, change in the readiness of subjects to volunteer for a trial, the availability of approved effective treatments for the relevant disease and competition from other clinical trial programs for similar indications;

•	difficulties in maintaining contact with subjects after treatment, which results in incomplete data;

•	governmental or regulatory delays and changes in regulatory requirements, policy and guidelines; and

•	varying interpretations of data by the FDA and foreign regulatory agencies.

Changes in regulatory requirements and guidance may also occur and we may need to significantly amend clinical trial protocols or submit new clinical trial protocols with appropriate regulatory authorities to reflect these changes. Amendments may require us to renegotiate terms with CROs or resubmit clinical trial protocols to IRBs or ethics committees for re-examination, which may impact the costs, timing or successful completion of a clinical trial. Our clinical trials may be suspended or terminated at any time by the FDA, other regulatory authorities, the IRB or ethics committee overseeing the clinical trial at issue, any of our clinical trial sites with respect to that site, or us, due to a number of factors, including:

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

Data from our bryostatin-1 Phase 2 clinical trial and confirmatory Phase 2 clinical trial may be subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share the Company's views of the data.

On May 1, 2017, we reported topline results from our Phase 2 clinical trial of bryostatin for the treatment of moderate to severe AD. In January 2018, we reported the secondary analysis of data from the Phase 2 clinical trial.  Further, on September 9, 2019, we reported topline results from our confirmatory Phase 2 clinical trial. On January 22, 2020, we reported additional analysis in connection with the confirmatory Phase 2 clinical trial. Further analyses of the Phase 2 data and confirmatory Phase 2 data may lead to different interpretations of the respective data than the analyses conducted to date and/or may identify important implications of the Phase 2 data and Phase 2 confirmatory data, respectively, that are not currently known.  Clinical trial data are subject to differing interpretations, and regulatory agencies, medical and scientific experts and others may not share our views of the data.  There can be no assurance that the clinical program for bryostatin-1 will be successful in demonstrating safety and/or efficacy, that we will not encounter problems or delays in clinical development, or that bryostatin-1 will ever receive regulatory approval or be successfully commercialized.

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

As of December 31, 2019, we had aggregate federal and state net operating loss carryforwards of approximately $62.5 million, which begin to expire in fiscal 2032. Under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, changes in our ownership may limit the amount of our net operating loss carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize our net operating loss carryforwards and tax credit carryforwards before they expire. Any such limitation, whether as the result of historical transactions, future offerings, prior private placements, sales of our common stock by our existing stockholders or additional sales of our common stock by us in the future (through the conversion of preferred stock, the exercise of outstanding warrants, or otherwise), could have a material adverse effect on our results of operations in future years. We have not completed a study to assess whether an ownership change for purposes of Section 382 has occurred, or whether there have been multiple ownership changes since our inception, due to the significant costs and complexities associated with such study.

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

Despite the implementation of security measures, our internal computer systems and those of our CROs and other third parties on which we rely, are vulnerable to damage from computer viruses, unauthorized access, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Like other companies, we may from time to time experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, systems failures and disruptions. In addition, our systems safeguard important confidential personal data regarding our subjects. If a disruption event were to occur and cause interruptions in our operations, it could result in a material disruption of our drug development programs. For example, the loss of clinical trial data from completed, ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of or damage to our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the further development of bryostatin could be delayed.

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

There is currently a limited public market for shares of our common stock, and an active trading market may not continue to develop or be maintained. Our common stock has been listed on The Nasdaq Capital Market since March 29, 2017 and was quoted on the OTC Market prior to such time. The average daily trading volume in our common stock was approximately 1.1 million shares during the 90-day period ended February 5, 20202. If an active market for our common stock does not continue to develop or is not sustained, it may be difficult for investors to sell shares without depressing the market price for the shares, or at all.

If we are unable to meet the continued listing requirements of the Nasdaq Capital Market and Nasdaq determines to delist our common stock, the market liquidity and market price of our common stock could decline.

Our common stock is listed on the Nasdaq Capital Market. On October 23, 2019, we received a notification letter from The Nasdaq Stock Market ("Nasdaq") indicating that our common stock no longer met the minimum bid price requirement for continued listing on the Nasdaq Capital Market as set forth in Listing Rule 5550(a)(2). On January 17, 2020, we received a notification letter from Nasdaq informing us that for the last ten consecutive business days, the closing bid price of our common stock was $1.00 or greater. Accordingly, we have regained compliance with Nasdaq Listing Rule 5550(a)(2). To the extent that we do not comply with the minimum closing bid price requirement in the future, Nasdaq could determine to delist our common stock. A delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities.

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

2 On January 22, 2020, approximatively 49.5 million shares of our common stock were traded. If such day is excluded from the 90-day period, the average daily trading volume is approximatively 322,000 shares.

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

We have identified material weaknesses in our internal control over financial reporting, and if we are unable to satisfy regulatory requirements relating to internal controls, our stock price could suffer.

Section 404 of the Sarbanes-Oxley Act (“Section 404”) requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. In addition, as we qualify as an “accelerated filer” pursuant to Rule 12b-2 of the Exchange Act for the fiscal year ended December 31, 2019, our independent auditors must attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. We have identified material weaknesses in our internal control over financial reporting, and if additional material weaknesses are found in our internal controls in the future, if we fail to remediate our existing material weaknesses, if we fail to complete future evaluations on time or if our external auditors cannot attest to the effectiveness of our internal control over financial reporting, we could fail to meet our regulatory reporting requirements and be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price.

We have identified material weaknesses in our internal control over financial reporting, which could continue to impact negatively our ability to report our results of operations and financial condition accurately and in a timely manner.

As required by Section 404, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2019. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2019, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. For a detailed description of these material weaknesses, see Item 9A, "Controls and Procedures." Each of our material weaknesses results in more than a remote likelihood that a material misstatement of the annual or interim financial statements that we prepare will not be prevented or detected. As a result, we must perform extensive additional work to obtain reasonable assurance regarding the reliability of our financial statements.

We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2020 and beyond. For a detailed description of our remedial efforts, see Item 9A, "Controls and Procedures." There can be no assurance as to when all of the material weaknesses will be remedied. Until our remedial efforts are completed, management will continue to devote significant time and attention to these efforts, and we will continue to incur expenses associated with the additional procedures and resources required to prepare our Consolidated Financial Statements. Certain of our remedial actions, such as hiring additional qualified personnel to implement our reconciliation and review procedures, will be ongoing and will result in our incurring additional costs even after our material weaknesses are remedied.

If we are unsuccessful in implementing or following our remediation plan, or fail to update our internal control over financial reporting as our business evolves or to integrate acquired businesses into our controls system, if additional material weaknesses are found in our internal controls in the future, or if our external auditors cannot attest to the effectiveness of our internal control over financial review, we may not be able to timely or accurately report our financial condition, results of operations or cash flows or to maintain effective disclosure controls and procedures. If we are unable to report financial information in a timely and accurate manner or to maintain effective disclosure controls and procedures, we could be subject to, among other things, regulatory or enforcement actions by the SEC, an inability for us to be accepted for listing on any national securities exchange in the near future, securities litigation and a general loss of investor confidence, any one of which could adversely affect our business prospects and the market value of our common stock. Further, there are inherent limitations to the effectiveness of any system of controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. We could face additional litigation exposure and a greater likelihood of an SEC enforcement or other regulatory action if further restatements were to occur or other accounting-related problems emerge.

Item 1B. Unresolved Staff Comments.

None.

Item 2.	Properties.

Our principal executive offices are currently located at 1185 Avenue of the Americas, 3rd Floor, New York, New York 10036, where we lease approximately 300 square feet of general office space for a total cost of approximately $5,000 per month. The lease for this office space expires on June 30, 2020 and is renewable for successive one year terms. In addition, the Company leases approximately 500 square feet of additional general office space in Princeton, New Jersey for a total cost of approximately $1,000 per month. The lease for this office space is on a month-to-month basis with 45 days advanced notice required. We believe that our facilities are suitable and adequate for our needs for the foreseeable future.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

Our common stock has traded on The Nasdaq Capital Market under the symbol “NTRP” since March 29, 2017. Prior to that time, our common stock traded on the OTC Market under the symbol “NTRP.” On February 20, 2020, the last reported sale price for our common stock was $1.25 per share.

As of February 20, 2020, we had 19,748,328 shares of our common stock issued and outstanding held by approximately 230 stockholders of record. To date, we have not paid dividends on our common stock.

As of February 20, 2020, we also had the following securities outstanding:

•	7,277 shares of Series D Convertible Preferred Stock, par value $0.0001 per share, convertible into an aggregate of 4,319,704 shares of common stock.

•	Series A Warrants to purchase 49,449 shares of our common stock at an exercise price of $0.32 per share, with an expiration date five years from the date of issuance. These warrants were issued on November 16, 2015.

•	Series C Warrants to purchase 78,616 shares of our common stock at an exercise price of $0.32 per share, with an expiration date of five years from the date of issuance. These warrants were issued on November 16, 2015.

•	Series E Warrants, which are contingent upon the exercise of the Series C Warrants, to purchase 819,914 shares of our common stock at an exercise price of $32.00 per share, with an expiration date that is five years from the date of the initial exercise of the Series C Warrants. These warrants will begin to expire on November 28, 2021, based upon the dates that the Series C Warrants were exercised.

•	Series F Warrants to purchase 3,772,908 shares of our common stock at an exercise price of $12.80 per share, with an expiration date five years from the date of issuance. These warrants were issued on November 16, 2016.

•	Series G Warrants to purchase 4,916,603 shares of our common stock at an exercise price of $4.37 per share, with an expiration date five years from the initial exercise date. These warrants have an exercise date beginning June 17, 2019.

•	Series H Warrants to purchase 10,909,100 shares of our common stock at an exercise price of $1.65 per share, with an expiration date five years from the initial exercise date. These warrants were issued on January 22, 2020.

•	Placement agent warrants to purchase 19,541 shares of our common stock at an exercise price of $0.32 per share. 13,932 of these warrants will expire on August 23, 2023, and 5,609 will expire on November 13, 2020.

•	Placement agent warrants to purchase 382,887 shares of our common stock at an exercise price of $6.40 per share which expire on November 17, 2021.

•	Placement agent and consultant warrants to purchase 100,240 shares of our common stock at an exercise price of $6.25 per share which expire on June 19, 2024.

•	Placement agent warrants to purchase 200,000 shares of our common stock at an exercise price of $1.65 per share which expire on January 22, 2025.

•	Advisor warrants to purchase 90,000 shares of our common stock at an exercise price of $7.13 per share which expire June 1, 2024.

•	Advisor warrants to purchase 24,000 shares of our common stock at an exercise price of $7.12 per share which expire June 5, 2024.

•	Advisor warrants to purchase 114,000 shares of our common stock at an exercise price of $5.31 per share.

•	Advisor warrants to purchase 114,000 shares of our common stock at an exercise price of $0.86 per share.

•	Stock options to purchase 2,296,981 shares of our common stock with a weighted average exercise price equal to $12.99 per share.

Unregistered Sales of Securities

None other than as previously disclosed.

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

Basis of Presentation

The audited financial statements for the fiscal years and quarters ended December 31, 2019 and 2018 include a summary of our significant accounting policies and should be read in conjunction with the discussion below and our financial statements and related notes included elsewhere in this annual report. In the opinion of management, all material adjustments necessary to present fairly the results of operations for such periods have been included in the financial statements. All such adjustments are of a normal recurring nature.

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

In the trend analyses, we found that the SIB values did not increase over time for the placebo patients resulting in slopes that were non-significantly different from zero (e.g. ‘zero-slopes’). In contrast, the SIB slopes for the 20 μg bryostatin patients who did not receive baseline memantine were found to be statistically significant (p<.001), giving a slope (95% CI) = 0.38 (0.18, 0.57) SIB points per week in the random intercept model, and a slope (95% CI) = 0.38 (0.18, 0.59) points per week in the random intercept and slope model. These results provided evidence that SIB improvement (drug benefit) increased as the number of successive bryostatin doses increased for the 20 μg patient cohort.

Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (“WCT”), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “New Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. Of the total estimated study costs, as of December 31, 2019, we have incurred approximately $7.6 million in expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses have been incurred to other trial-related vendors and consultants. Of the approximately $7.2 million of expenses incurred with WCT, approximately $7.1 million has been paid with the remaining $0.1 million payable as of December 31, 2019. In addition, we paid $1.2 million to WCT as prepaid deposits of which we have utilized the entire amount. We believe that we have incurred substantially all of the expenses associated with WCT as of December 31, 2019, resulting in a savings of approximately $500,000 in total.

On September 9, 2019, we issued a press release announcing that the confirmatory Phase 2 study of bryostatin-1 in moderate to severe AD did not achieve statistical significance on the primary endpoint, which was changed from baseline to Week 13 in the SIB total score.

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a Mini Mental State Exam 2 (“MMSE-2”) score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either bryostatin -1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

On January 22, 2020, we announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of bryostatin-1’s benefit for the moderately severe stratum, the difference between the bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). As a further test of the robustness of this Moderate Stratum benefit signal, a pre-specified trend analysis (measuring increase of SIB improvement as a function of successive drug doses) was performed on the repeated SIB measures over time (Weeks 0, 5, 9, and 13).  These trend analyses showed a significant positive slope of improvement for the treatment groups in the 203 study that was significantly greater than for the placebo group (p<.01).

In connection with the additional analysis, we also announced the receipt of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

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

Nemours Agreement

On September 5, 2018, we announced a collaboration with The Nemours / Alfred I. duPont Hospital for Children (“Nemours”), a premier U.S. children’s hospital, to initiate a clinical trial in children with Fragile X syndrome (“Fragile X”). In addition to the primary objective of safety and tolerability, measurements will be made of working memory, language and other functional aspects such as anxiety, repetitive behavior, executive functioning, and social behavior. The total estimated cost of this proposed trial to us is approximately $100,000.

Recent Developments

Registered Direct Offering

On January 22, 2020, we entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors. Pursuant to the terms of the purchase agreement, we issued to the purchasers in a registered offering an aggregate of 18,000 shares of our newly designated Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million. The warrants are exercisable at a price of $1.65 per share immediately upon issuance. They feature a five-year term and a right by us, in certain circumstances, to call for the cancellation of up to 50% of the shares of common stock underlying such warrants for consideration equal to $0.0001 per share of underlying common stock in the event the value weighted average price of our common stock exceeds $5.00 for each of 10 consequence trading days in a 30-day calendar period. The Series D Preferred Stock and the Series H warrants are immediately separable and were issued separately. The net proceeds to us from the offering were approximately $16.4 million, after deducting financial advisory fees and estimated offering expenses payable by us.

Director Resignations

On February 21, 2020, James Gottlieb resigned as a member of our Board and from all committees thereof, effective immediately. On February 25, 2020, Shana Phares resigned as a member of the Board and from all committees thereof, effective immediately. Mr. Gottlieb and Ms. Phares served as the two Board designees of the licensor of the patents and technologies utilized by us in our attempts to develop therapeutic applications for Alzheimer’s disease and other cognitive dysfunctions.

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

As required by Section 404, management has conducted an evaluation of the effectiveness of our internal control over financial reporting at December 31, 2019. We identified a number of material weaknesses in our internal control over financial reporting and concluded that, as of December 31, 2019, we did not maintain effective control over financial reporting based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We are in the process of remedying all of the identified material weaknesses, and this work will continue during fiscal 2020 and beyond. For a detailed description of our remedial efforts, see Item 9A, "Controls and Procedures."

Recent Accounting Pronouncements

In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. The Company analyzed the release in preparation of this Form 10-K, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-K within the condensed consolidated statements of stockholders’ equity. Many of the amended requirements under this Release are not applicable to the Company.

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

Comparison of the years ended December 31, 2019 and December 31, 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018:

	Years ended December 31,		Dollar
	2018	2017	Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Related Party	$-	$262,012	$(262,012)	(100.0)%
Research and development expenses – Other	$4,540,947	$4,623,551	$(82,604)	(1.8)%
General and administrative expenses – Related party	$50,000	$50,000	$-	0%
General and administrative expenses – Other	$6,740,510	$3,997,222	$2,743,288	68.6%
Stock based compensation expenses – Related Party	$220,856	$291,577	$(70,721)	(24.3)%
Stock based compensation expenses – Other	$3,961,144	$1,925,034	$2,036,110	105.8%
Other income, net	$378,707	$127,110	$251,597	197.9%
Net loss	$15,134,750	$11,022,286	$4,112,464	37.3%

Revenues

We did not generate any revenues for the years ended December 31, 2019 and 2018.

Operating Expenses

Overview

Total operating expenses for the year ended December 31, 2019 were $15,513,457 as compared to $11,149,396 for the year ended December 31, 2018, an increase of approximately 39%. The increase in total operating expenses is due primarily to an increase in our general and administrative and stock-based, non-cash, compensation expenses.

Research and Development Expenses

For the year ended December 31, 2019, we incurred $0 of research and development expenses with a related party as compared to $262,012 for the year ended December 31, 2018. The total amounts incurred for the year ended December 31, 2018 consisted of patent expenses and lab testing of drug materials. We have discontinued utilizing our licensing partner CRE for patent expense and lab testing assistance.

For the year ended December 31, 2019, we incurred $4,540,947 in research and development expenses with non-related parties as compared to $4,623,551 for the year ended December 31, 2018. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial for AD. Of these expenses, for the year ended December 31, 2019, $3,862,697 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $622,911 for clinical consulting services, $28,291 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $27,048 for development of alternative drug supply with Stanford University as compared to, for the year ended December 31, 2018, a credit of $163,400 was reflected related to closing out our AD Phase 2 clinical trial, which was substantially completed in 2017, plus $4,417,361 incurred relating to our recently concluded confirmatory clinical trial, and related storage of drug product, $306,842 for clinical consulting services, $36,194 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $26,554 for development of alternative drug supply with Stanford University. We expect our research and development expenses to substantially decrease, in the short term, as our confirmatory Phase 2 clinical trial was recently concluded. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our current development programs for bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $50,000 for the years ended December 31, 2019 and 2018. The amounts for both years are attributable to director fees paid to certain members of the Board that are affiliates of CRE.

We incurred $6,740,510 and $3,997,222 of general and administrative expenses for the years ended December 31, 2019 and 2018, respectively, an increase of approximately 69%. Of the amounts for the years ended December 31, 2019, as compared to the comparable 2018 period: $2,172,287 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,657,701 for the 2018 comparable period. The increase for the year ending December 31, 2019 is principally based upon contractual bonus payments made to certain officers of $210,000 and the hiring of a new Chief Operating Officer; $701,433 was incurred for ongoing legal expenses versus $536,168 for the 2018 comparable period; $1,771,850 was incurred for outside operations consulting services, versus $481,525 for the 2018 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting; $184,749 was incurred for travel expenses, versus $190,753 for the 2018 comparable period; $1,038,730 was incurred for investor relations services which included adding outside service providers to replace our internal investor relations staff person paid both in cash and non-cash stock compensation, versus $356,075 for the 2018 comparable period; $129,355 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $141,217 for the 2018 comparable period; $515,634 was incurred for insurance, versus $430,217 for the 2018 comparable period; and $226,472 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $203,566 for the 2018 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $220,856 and $291,577 for the years ended December 31, 2019 and 2018, respectively. The decrease is primarily attributable to fully expensing certain options in 2018.

We incurred $3,961,144 and $1,925,034 of non-related party non-cash expenses for the years ended December 31, 2019 and 2018, respectively. The increase for the comparable period is primarily attributable to newly issued stock options during 2019, which included awards with accelerated vesting terms.

Other Income, net

We earned $378,707 of interest income for the year ended December 31, 2019 as compared to $127,110 for the year ended December 31, 2018 on funds deposited in interest bearing money market accounts which were received from our December 2018 capital raise.

Net loss and loss per share

We incurred losses of $15,134,750 and $11,022,286 for the years ended December 31, 2019 and 2018, respectively. The increased loss was primarily attributable to the increase in our general and administrative expenses and stock-based compensation expense, offset by discontinuing our related party research and development activities. Earnings (losses) per common share were ($1.16) and ($1.37) for the years ended December 31, 2019 and 2018, respectively. The decrease in loss per share is primarily attributable to the increase in our net loss offset by an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the year ended December 31, 2019 excludes 10,482,158 warrants and options to purchase 2,366,519 shares of our common stock as they are anti-dilutive due to our net loss. For the year ended December 31, 2018, the computation excludes 10,236,232 warrants and options to purchase 1,520,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of December 31, 2019, we had an accumulated deficit of $88,816,843 and had working capital of $17,397,094 as compared to working capital of $26,500,467 as of December 31, 2018. The $9,103,373 decrease in working capital was primarily attributable to our net loss, excluding non-cash compensation, consulting expenses and depreciation, of $9,518,002 plus capital expenditures of $5,214 offset by proceeds received from exercise of warrants, by outside investors, to purchase shares of common stock totaling $419,843.

On January 22, 2020, we entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors, pursuant to which we sold in a registered offering an aggregate of 18,000 shares of Series D Convertible Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock, for an aggregate purchase price of approximately $18 million. See Footnote 9 to the Financials - Subsequent Events, for transaction details.

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

	Years ended December 31,
	2019	2018
Cash used in operating activities	$(11,886,809)	$(7,696,771)
Cash used in investing activities	(5,214)	(3,186)
Cash provided by financing activities	419,843	20,441,025

Net Cash Used in Operating Activities

Cash used in operating activities was $11,886,809 for the year ended December 31, 2019, compared to $7,696,771 for the year ended December 31, 2018. The $4,190,038 increase primarily resulted from the increased net loss of approximately $4.1 million and decrease in payable of approximately $4.1 million, offset by the increase in non-cash stock-based compensation expenses of approximately $3.4 million offset by a utilization of prepaid expenses and other of approximately $0.6 million, for the year ended December 31, 2019.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,214 for the year ended December 31, 2019 compared to $3,186 for the year ended December 31, 2018. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $419,843 for the year ended December 31, 2019 compared to $20,436,598 for the year ended December 31, 2018. Net cash provided for the year ended December 31, 2019 was the result of funds raised through exercise of warrants by investors in our historical private placements. Net cash provided for the year ended December 31, 2018 was the result of funds raised through the issuance of common stock and warrants and the exercise of warrants by investors in our historical private placements.

On January 22, 2020, we raised, through a registered direct offering, approximately $16.4 million in net proceeds. Pursuant to the terms of a purchase agreement, we issued to the purchasers an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million. (See Footnote 9 to the Financials -Subsequent Events, for transaction details.)

As of February 20, 2020, we had approximately $32.7 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-K filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. Projections beyond this are dependent upon our continuing effort to determine how to proceed with respect to our current development programs for bryostatin-1, which will affect how our financial resources are deployed. Currently, our funds are anticipated to be used to make final payments relating to our recently concluded Phase 2 confirmatory study treating moderate to severe Alzheimer's patients, and to potentially conduct other non-clinical and research activities for our existing and other potential therapeutic products. We currently expect that the balance of the funds will be used for general corporate and working capital purposes, but that is subject to change based on how we determine to proceed with respect to our current development programs for bryostatin-1 and if we pursue any strategic alternatives.

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

Our audited consolidated financial statements as of, and for the years ended December 31, 2019, and December 31, 2018 are included beginning on Page F-1 immediately following the signature page to this report. See Item 15 for a list of the financial statements included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of December 31, 2019. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, because of certain weaknesses in internal control over financial reporting discussed below under “Management’s Report on Internal Control over Financial Reporting,” our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed by us under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2019, our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls;

2.	ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and

3.	ineffective information technology (IT) general computing controls including lack of risk and design assessments supporting IT security policies and procedures, user access, and IT controls within third party contracts.

The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

Management’s Remediation Initiatives

In an effort to remediate identified material weaknesses and other deficiencies and enhance our internal controls, we effected certain measures including additional cash controls, dual-authorization procedures, and other review and approval processes by our management team. The remediation efforts will include the implementation of additional controls to ensure all risks have been addressed. Preparation of a GAAP disclosure checklist with appropriate review procedures to ensure that accounting guidance and disclosure requirements have been addressed. Third party contracts with key service providers will be updated to ensure that all control activities performed are defined as to service levels and appropriate review procedures of these services are implemented. We will perform an IT risk and design assessment and, as resources permit, will hire additional personnel to allow for segregation of duties.

The weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

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

Attestation Report of our Registered Public Accounting Firm

Our independent registered public accounting firm, Friedman LLP, has issued an adverse audit report on the effectiveness of our internal control over financial reporting, which appears in Item 8 of this Annual Report on Form 10-K.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The size of our Board is set at nine directors. Due to recent resignations, we currently have nine members and two vacancies on the Board. Executive officers are appointed by the Board and serve at its pleasure. Below are the names of and certain information regarding our current executive officers and directors:

Name	Age	Position	Date Named to Board of Directors or as Executive Officer

Joshua N. Silverman	49	Chairman of the Board of Directors	August 4, 2016

Charles S. Ryan, J.D., PhD	55	Director, Chief Executive Officer	December 14, 2017 (as Director) February 15, 2018 (as Chief Executive Officer)

Robert Weinstein	60	Chief Financial Officer, Treasurer, Secretary and Executive Vice President	August 23, 2013

Daniel L. Alkon, MD	77	President, Chief Scientific Officer	September 19, 2016

William S. Singer	78	Director; Vice-Chairman of the Board	August 23, 2013

Bruce T. Bernstein	56	Director	November 14, 2016

George Perry, Ph.D.	66	Director	December 12, 2017
Jonathan L. Schechter	46	Director	December 13, 2018
Ivan Gergel	59	Director	December 13, 2018

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

On March 29, 2019, Michael Ciraolo was appointed as the Company’s General Counsel and Chief Operating Officer, commencing April 1, 2019. Michael Ciraolo resigned from both positions on October 23, 2019.

On February 21, 2020, James Gottlieb resigned as a member of the Board and from all committees thereof, effective immediately. On February 25, 2020, Shana Phares resigned as a member of the Board and from all committees thereof, effective immediately. Mr. Gottlieb and Ms. Phares served as the two Board designees of the licensor of the patents and technologies utilized by the Company in its attempts to develop therapeutic applications for Alzheimer’s disease and other cognitive dysfunctions.

Pursuant to the above, our Board is currently comprised of seven members: Mr. Silverman, Dr. Ryan, Mr. Singer, Mr. Bernstein, Dr. Perry, Mr. Schechter and Dr. Gergel, who are nominated by the Board. Executive officers are appointed by the Board and serve at its pleasure.

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

Charles S. Ryan, J.D., PhD – Director, Chief Executive Officer. Dr. Ryan joined the Company as a Director on December 14, 2017 and as Chief Executive Officer on February 15, 2018. Dr. Ryan is an experienced executive with an extensive background in pharmaceuticals and biotechnology. Since October 2016, he has served as President and Chief Executive Officer for the Orthobond Corporation, a private company focused on creating proprietary surface modifications for the medical device, biotechnology and pharmaceutical industries to enhance the function of a device or pharmaceutical. He was responsible for providing strategic leadership for the company and managing all internal and external corporate affairs. From March 2015 through May 2016, Dr. Ryan was Vice President and General Counsel at Cold Spring Harbor Laboratory, a preeminent non-profit institution focused in neuroscience, bioinformatics, cancer, genomics and plant biology. In this position, he provided guidance to the organization on business, legal and public policy issues. From 2003 until the acquisition by Actavis plc in 2014, Dr. Ryan was Senior Vice President & Chief Intellectual Property Counsel for Forest Laboratories, a specialty pharmaceutical company in New York. At Forest Laboratories, Dr. Ryan led hundreds of due diligence teams, managed all aspects of patent and trademark litigations, developed cross- functional teams to establish a global strategy for hundreds of products, built and managed the company’s IP team, and recruited, developed and trained executive leaders. Two of the company’s most significant drugs were Lexapro (for major depressive disorders) and Namenda (for moderate to severe Alzheimer’s disease). He began his career in biotechnology with The Collaborative Group, Ltd., a bioscience company providing development, research and manufacturing services to the pharmaceutical and skin care industries, where he was the Vice President, General Counsel from 1998 to 2002. Dr. Ryan also has experience in private law practice, holding positions with Darby & Darby, P.C. and Scully, Scott, Murphy & Presser. He served on the Board of Directors of Applied DNA Sciences, Inc. and BioRestorative Therapies as well as was a Director on the Board of Trustees for The College of Wooster. Also, he previously held board seats with ABS Materials, Inc., Lab21, Inc., GlycoMira Therapeutics, Inc., Forest Laboratory Holdings, Ltd., New York Biotechnology Association, Stony Brook University Medical Center Development Council (Chair), and Western New England University Board of Trustees. Dr. Ryan earned his B.A. in Chemistry from The College of Wooster in 1986, a Ph.D. in Oral Biology and Pathology from Stony Brook University in 1990 and his law degree from Western New England University in 1993.

Robert Weinstein – Chief Financial Officer, Executive Vice President, Treasurer and Secretary. Mr. Weinstein joined the Company in June 2013 as its acting Chief Financial Officer. The Company is party to an employment agreement dated as of October 1, 2013, with Mr. Weinstein, pursuant to which he serves as the Company’s Chief Financial Officer and Executive Vice President. He has extensive accounting and finance experience, spanning more than 30 years, as a public accountant, investment banker, healthcare private equity fund principal and chief financial officer. From September 2011 to the present, Mr. Weinstein has been an independent consultant for several healthcare companies in the pharmaceutical and biotechnology industries. From March 2010 to August 2011, he was the Chief Financial Officer of Green Energy Management Services Holdings, Inc., a publicly-traded energy consulting company. From August 2007 to February 2010, Mr. Weinstein served as Chief Financial Officer of Xcorporeal, Inc., a publicly-traded, development-stage medical device company which was sold in March 2010 to Fresenius Medical USA, the largest provider of dialysis equipment and services worldwide. Mr. Weinstein also serves as a member of the Board of Directors of XpresSpa Group, Inc. (Nasdaq: XSPA), a health and wellness company whose core asset, XpresSpa, is a leading airport retailer of spa services and related health and wellness products. Mr. Weinstein received his MBA degree in finance and international business from the University of Chicago Graduate School of Business, is a Certified Public Accountant (inactive), and received his BS degree in accounting from the State University of New York at Albany.

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

Jonathan L. Schechter – Director. Mr. Schechter has served as the Director of Investment Banking at Chardan Capital Markets, a full service investment bank, since February 2008. He previously served as a director of DropCar, Inc. Mr. Schechter has worked with public companies for over two decades, including ten years of legal experience and eleven years of investment banking experience. He has received formal education in finance and accounting and has extensive experience analyzing and evaluating the financial statements of public companies. Mr. Schechter holds an A.B. in Public Policy/Political Science from Duke University and a J.D. from Fordham University School of Law.

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

Board of Directors

Our Board of Directors is authorized to consist of nine members and currently consists of seven members.

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

The Audit Committee was established on December 11, 2013, and held five meetings in 2019. The Board has determined that each member of the Audit Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations. In addition, the Board has determined that each of Mr. Bernstein and Mr. Schechter is an “audit committee financial expert” within the meaning of Item 407(d)(5) of Regulation S-K and has designated each of them to fill that role. See “Directors, Executive Officers and Corporate Governance – Directors and Executive Officers” above for descriptions of the relevant education and experience of each member of the Audit Committee.

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

The Compensation Committee was established on December 11, 2013, and held three meetings in 2019. The Board of Directors has determined that each member of the Compensation Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

The Nominating and Corporate Governance Committee was established on December 11, 2013, and held three meetings in 2019. The Board has determined that each member of the Nominating and Corporate Governance Committee is an independent director in accordance with the rules of The Nasdaq Stock Market and applicable federal securities laws and regulations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and each person who owns more than ten percent of a registered class of our equity securities (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and our other equity securities. Reporting Persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms that they file. Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2019 and written representations that no other reports were required, the Company believes that each person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than ten percent of the Company’s common stock complied with all Section 16(a) filing requirements during such fiscal year, except for a non-timely Form 4 reporting a single transaction for each of Dr. Gergel, Mr. Silverman, Mr. Singer, Mr. Gottlieb, Mr. Schechter, Mr. Bernstein, Ms. Phares and Dr. Perry.

Item 11.	Executive Compensation.

Summary compensation table

The following table sets forth information concerning the total compensation paid or accrued by us during the last three fiscal years ended December 31, 2019, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2019; (ii) the two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2019; and (iii) up to two additional individuals for whom disclosure would have been required pursuant to clause (ii) above but for the fact that the individual was not serving as an executive officer at December 31, 2019 (collectively, the “named executive officers”).

The Compensation Committee of the Board is responsible for determining executive compensation.

Name & Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(3)	Total ($)
Charles Ryan, JD, PhD,	2019	425,000	397,500	-	617,600	-	-	27,706	1,467,806
CEO (4)	2018	371,875	-	-	302,727	-	-	22,583	697,185
Robert Weinstein,	2019	291,900	85,000	-	87,675	-	-	46,920	511,495
CFO, Secretary and Executive Vice President	2018	286,433	-	-	0	-	-	43,214	329,647
Daniel L. Alkon (5)	2019	275,000	-	-	526,056	-	-	-	801,056
MD, President and CSO	2018	300,000	-	-	0	-	-	-	300,000

1.	Includes $212,500 paid to Dr. Ryan in fiscal 2020 for services rendered in 2019 and $60,000 paid to Mr. Weinstein in fiscal 2020 for services rendered in 2019.

2.	Option awards represent the grant date fair value of awards computed in accordance with FASB ASC Topic 718. Grant date fair value is based on the Black-Scholes option pricing model on the date of grant. For additional discussion on the valuation assumptions used in determining the grant date fair value, see Note 7 to the audited consolidated financial statements included in this Annual Report on Form 10-K.

3.	Mr. Weinstein and Dr. Ryan’s 2018 and 2019 amounts reflect healthcare payments and insurance premiums paid on their behalf.

4. 5.

Dr. Ryan became our Chief Executive Officer on February 15, 2018.

Effective November 1, 2019, Dr. Alkon voluntarily reduced his compensation to $12,500 per month for two months. His compensation was reinstated to previous levels on January 1, 2020.

Outstanding Equity Awards at 2019 Fiscal Year-End

We have two compensation plans approved by our stockholders, the Neurotrope, Inc. 2013 Equity Incentive Plan (as amended, the “2013 Plan”) and the Neurotrope, Inc. 2017 Equity Incentive Plan (as amended, the “2017 Plan”). The following table provides information regarding 2013 Plan and 2017 Plan awards for each named executive officer outstanding as of December 31, 2019.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date		Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
(a)	(b)	(c)	(d)	(e)	(f)		(g)	(h)	(i)	(j)
Dr. Charles S. Ryan	99,618	58,300	–	7.55	12 /14/2027	(1)	–	–	–	–
	1,228	77,869	–	4.10	12 /14/2028	(2)	–	–	–	–
	103,125	46,875	–	3.93	1/22/2029	(3)
	3,043	127,637	–	0.7825	12/14/2029	(4)

Robert Weinstein	20,313	0	–	32.00	10/01/2023	(5)	–	–	–	–
	3,125	0	–	25.60	11/19/2025	(6)	–	–	–	–
	5,930	1,838	–	10.56	11/22/2026	(7)	–	–	–	–
	9,473	9,472	–	19.62	04/11/2027	(8)	–	–	–	–
	17,188	7,812	–	3.93	1/22/2029	(3)

Daniel L. Alkon, MD	5,469	0	–	56.00	8/23/2023	(9)	–	–	–	–
	94,865	29,409	–	10.56	11/22/2026	(7)	–	–	–	–
	83,500	83,500	–	19.62	04/11/2027	(8)	–	–	–	–
	103,125	46,985	–	3.93	1/22/2029	(3)

1.	50% of these options vested on the date of grant, with the remaining 50% vesting in equal daily installments over a four year period.

2.	The options vest in equal daily installments over a three-year period from the date of grant.

3.	The options vested 50% on grant date with the remaining vesting quarterly over two years.

4.	The options vest in equal daily installments over a two-year period from the date of grant.

5.	25% of these options vested on each of the first four anniversaries of the date of grant (October 2, 2013).

6.	The options vest at a rate of 25% per year, with the initial 25% vested as of the date of grant.

7.	The options vested 50% on grant date with the remaining vesting over four years.

8.	The options vest in equal quarterly installments over a three-year period.

9.	The options vested as of the date of grant.

Executive Employment Arrangements

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

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

Charles S. Ryan, JD, PhD. We are a party to an employment agreement dated as of December 14, 2017, with Charles Ryan, JD, PhD, pursuant to which Dr. Ryan serves as our Chief Executive Officer. Dr. Ryan became Chief Executive Officer effective February 15, 2018, following the departure of Susanne Wilke, PhD, as the Company’s Chief Executive Officer on December 14, 2017. Under the terms of Dr. Ryan’s employment agreement, we agreed to pay Dr. Ryan an initial annual base salary of $425,000 with a target annual bonus equal to 50% of his base salary as then in effect. Dr. Ryan also received, pursuant to the Company’s 2017 Equity Incentive Plan, (i) an initial equity grant of options to purchase 157,918 shares of the Company’s common stock with an exercise price of $7.55 per share, half of which vested upon the date of grant and the remainder of which vest in equal daily installments over a four-year period and (ii) an additional equity grant of options to purchase the number of shares equal to 1% of the Company’s outstanding equity on the first anniversary of the date of the agreement, which grant vests in equal daily installments over a three-year period. Dr. Ryan received such option grant to purchase 79,097 shares of our common stock with an exercise price of $4.10 per share on December 14, 2018. Pursuant to the terms of his employment agreement, Dr. Ryan is also entitled to receive an additional equity grant of options to purchase the number of shares equal to 1% of the Company’s outstanding equity on the grant date, to be made on or as soon as practicable after the second anniversary of the effective date of his employment agreement, such grant to vest in equal daily installments over a two-year period. Dr. Ryan received such option grant to purchase 130,680 shares of our common stock with an exercise price of $0.7825 per share on December 13, 2019.

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

On January 22, 2019, Dr. Ryan received a grant of options to purchase 150,000 shares of common stock, at an exercise price of $3.93 per share, which vested with respect to 50% of the shares on the date of grant, with the remaining underlying shares vesting in equal quarterly installments over a two-year period.

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

On January 22, 2019, Mr. Weinstein received a grant of options to purchase 25,000 shares of common stock, at an exercise price of $3.93 per share, which vested with respect to 50% of the shares on the date of grant, with the remaining underlying shares vesting in equal quarterly installments over a two-year period.

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

On January 22, 2019, Dr. Alkon received a grant of options to purchase 150,000 shares of common stock, at an exercise price of $3.93 per share, which vested with respect to 50% of the shares on the date of grant, with the remaining underlying shares vesting in equal quarterly installments over a two-year period.

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

The following table provides information concerning the compensation of our directors for the year ended December 31, 2019.

	Fees				Nonqualified
	earned			Non-equity	deferred
	or paid	Stock	Option	incentive plan	compensation	All other
	in cash	awards	awards	compensation	earnings	Compensation
Name (a)	($)(b)	($)(c)	($)(d)	($)(e)	($)(f)	($)(g)	Total ($)(h)
Joshua Silverman (2)	240,000	-	526,056	-	-	-	766,056
Charles S. Ryan, Ph.D. (3)	-	-	617,600	-	-	-	617,600
William S. Singer	52,082	-	87,675	-	-	-	139,757
James R. Gottlieb (4)	25,000	-	35,070	-	-	-	60,070
Shana K. Phares (5)	25,000	-	35,070	-	-	-	60,070
Bruce T. Bernstein	40,000	-	87,675	-	-	-	127,675
George Perry, Ph.D.	25,000	-	35,070	-	-	-	60,070
Jonathan L. Schechter	40,000	-	35,070	-	-		75,070
Dr. Ivan Gergel	24,134		35,070	-	-	-	59,204

1.	These amounts represent the aggregate grant date fair value of options granted to each director in 2017 computed in accordance with FASB ASC Topic 718.

2.	Fees represent payments for consulting services provided by Mr. Silverman and Chairman of the Board fees.

3.	Option awards reflect compensation paid to Dr. Ryan in connection with his employment agreement pursuant to which he agreed to be appointed as our Chief Executive Officer effective February 15, 2018.

4.	Mr. Gottlieb resigned on February 21, 2020.

5.	Ms. Phares resigned on February 25, 2020.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

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

On March 9, 2017, our Board adopted, and on December 12, 2017, our stockholders approved, the Neurotrope, Inc. 2017 Equity Incentive Plan (the “2017 Plan”), which reserved a total of 800,000 new shares of our common stock for issuance, plus up to 200,000 additional shares that may be issued if awards under the 2013 Plan are cancelled or expire. On October 9, 2018, our Board adopted, and on December 12, 2018, our stockholders approved an amendment to the 2017 Plan to increase the number of shares of common stock issuable thereunder by an additional 600,000 shares, plus up to 200,000 additional shares that may be issued if awards under the 2013 Plan are cancelled or expire. On May 23, 2019, our Board adopted, and on July 23, 2019, our stockholders approved an amendment to the 2017 Plan to increase the number of shares of common stock issuable thereunder by an additional 850,000 shares.

The following table provides information as of December 31, 2019, with respect to the shares of our common stock that may be issued under our existing equity compensation plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,966,452	$13.44	615,679
Equity compensation plans not approved by security holders (2)	400,067	9.99	0
Totals	2,366,519	$12.86	615,679

(1)	The 2013 Plan and 2017 Plan.

(2)	Includes the increase in the number of shares available for issuance under the 2013 Plan that became effective on November 21, 2016, which increased the number of available shares by 372,825 and which did not receive approval by our stockholders. On November 21, 2016, the Company issued options to purchase an aggregate of 372,825 shares of common stock, which options feature an exercise price of $10.56 per share. Subsequent to issuance, 19,635 options were canceled. In addition, on December 14, 2019, the Company issued 100,000 options at an exercise price of $5.67 per share to the former COO which were approved as an inducement grant. Of these options, 53,125 were canceled pursuant to his departure.

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

The maximum aggregate number of shares of common stock that may be awarded and sold under the 2013 Plan is 685,329 and under the 2017 Plan is 2,250,000 new shares of common stock, plus up to 200,000 additional shares that may be issued if awards outstanding under the 2013 Plan are cancelled or expire.

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

Security Ownership of Certain Beneficial Owners

The following table sets forth information with respect to the beneficial ownership of our common stock as of February 20, 2020, by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock (our only class of voting securities), (ii) each of our directors and executive officers, and (iii) all of our directors and executive officers as a group. To the best of our knowledge, except as otherwise indicated, each of the persons named in the table has sole voting and investment power with respect to the shares of our common stock beneficially owned by such person, except to the extent such power may be shared with a spouse. To our knowledge, none of the shares listed below are held under a voting trust or similar agreement, except as noted.

Unless otherwise indicated in the following table, the address for each person named in the table is c/o Neurotrope, Inc., 1185 Avenue of the Americas, 3rd Floor, New York, NY 10036.

Address of Beneficial Owner	Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned(1)
McGregor, Clyde S. & LeAnn P. Pope, JTWROS (2)	1,766,215	8.6%
E. Jeffrey Peierls (3) 73 South Holman Way Golden, CO 80401	1,119,574	5.3%
Intracoastal Capital LLC (4) 245 Palm Trail, Delray Beach, Florida 33483	1,538,375	9.99%
Haywood, George W. (5) c/o Moomjian, Waite & Coleman, LLP 100 Jericho Quadrangle, Suite 208 Jericho, New York 11753	1,025,271	7.8%
Daniel L. Alkon (6)	467,280	2.3%
Bruce T. Bernstein (7)	76,310	*
Michael Ciraolo (8)	0	*
Ivan P. Gergel (9)	22,115	*
James R. Gottlieb (10)	51,721	*
George Perry (11)	33,673	*
Shana Kay Phares (12)	45,767	*
Charles S. Ryan (13)	333,887	1.7%
Jonathan L. Schechter (14)	22,537	*
Joshua N. Silverman (15)	469,084	2.3%
William S. Singer (16)	81,892	*
Robert Weinstein (17)	79,835	*
All current directors and executive officers as a group (9 persons)	1,586,613	7.7%

*Represents beneficial ownership of less than 1% of the outstanding shares.

(1)	Applicable percentage ownership is based on 19,748,328 shares of our common stock outstanding, together with securities exercisable or convertible into shares of our common stock within 60 days of February 20, 2020 for each stockholder. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. The shares issuable pursuant to the exercise or conversion of such securities are deemed outstanding for the purpose of computing the percentage of ownership of the security holder, but are not treated as outstanding for the purpose of computing the percentage of ownership of any other person.

(2)	Includes (1) 1,021,797 shares of common stock, (2) 104,167 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement, (3) 195,313 shares of common stock issuable upon exercise of the Series F Warrant and (4) 444,938 shares of common stock underlying Series G warrants issued in the Company’s December 2018 registered direct offering. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities.

(3)	This information is based on a Schedule 13G/A filed by E. Jeffrey Peierls and Brian Eliot Peierls on February 11, 2019, which reported ownership as of December 31, 2018. Includes an aggregate of (1) 706,369 shares of common stock and (2) 413,201 shares of common stock underlying warrants to purchase common stock. The shares included in the table report the number of shares that would be issuable upon exercise of the warrants, without giving effect to the 9.99% blocker included in such securities. Certain shares of common stock and warrants to purchase common stock are subject to shared voting and dispositive power with various Trusts and the Peierls Foundation, Inc., of which the reporting persons are fiduciaries. The address of E. Jeffrey Peierls and The Peierls Foundation, Inc. is 73 South Holman Way, Golden, Colorado 80401. The address of Brian Eliot Peierls is 3017 McCurdy St., Austin, TX 78723.

(4)	This information is based on a Schedule 13G filed by Mitchell P. Kopin, Daniel B. Asher, and Intracoastal Capital LLC (“Intracoastal”) on January 31, 2019, which reported ownership as of January 30, 2020. Includes an aggregate of (i) 657,240 shares of common stock held by Intracoastal, (ii) 428,788 shares of common stock issuable upon conversion of Series D Convertible Preferred Stock and (iii) 452,347 shares of common stock issuable upon exercise of warrants held by Intracoastal, but does not include an additional 1,426,441 shares of common stock issuable upon the exercise of warrants, as such warrants contain a blocker provision under which the holder thereof does not have the right to exercise the warrant to the extent (but only to the extent) that such exercise would result in beneficial ownership by the holder thereof, together with the holder’s affiliates, and any other persons acting as a group together with the holder or any of the holder’s affiliates, of more than 9.99% of the Company’s common stock. Without such blocker provision, each of the reporting persons may have been deemed to have beneficial ownership of an aggregate of 2,964,816 shares of common stock. The principal business address of Mr. Kopin and Intracoastal is 245 Palm Trail, Delray Beach, Florida 33483. The principal business address of Mr. Asher is 111 W. Jackson Boulevard, Suite 2000, Chicago, Illinois 60604.

(5)	This information is based on a Schedule 13G filed on February 12, 2020 by George W. Haywood, which reported ownership as of December 31, 2019. Includes an aggregate of 1,025,271 shares of common stock.

(6)	Includes (1) 29,688 shares of common stock and (2) 437,592 shares underlying stock options held by Dr. Alkon that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(7)	Includes (1) 1,563 shares of common stock and (2) 74,747 shares underlying stock options held by Mr. Bernstein that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(8)	Includes 0 shares underlying stock options held by Dr. Ciraolo that are vested as of February 20, 2020 or will vest within 60 days thereafter. Dr. Ciraolo resigned October 23, 2019.

(9)	Includes 22,115 shares underlying stock options held by Dr. Gergel that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(10)	Includes 51,721 shares underlying stock options held by Mr. Gottlieb that are vested as of February 20, 2020 or will vest within 60 days thereafter. Mr. Gottlieb resigned on February 21, 2020.

(11)	Includes 33,673 shares underlying stock options held by Dr. Perry that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(12)	Includes 45,767 shares underlying stock options held by Ms. Phares that are vested as of February 20, 2020 or will vest within 60 days thereafter. Does not include shares held by Neurosciences Research Ventures, Inc. Ms. Phares is the President and Chief Executive Officer of Cognitive Research Enterprises, Inc. Ms. Phares disclaims beneficial ownership of the shares held by Neurosciences Research Ventures, Inc. Ms. Phares resigned on February 25, 2020.

(13)	Includes 333,887 shares underlying stock options held by Dr. Ryan that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(14)	Includes 22,537 shares underlying stock options held by Mr. Schechter that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(15)	Includes 469,084 shares underlying stock options held by Mr. Silverman that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(16)	Includes 81,892 shares underlying stock options held by Mr. Singer that are vested as of February 20, 2020 or will vest within 60 days thereafter.

(17)	Includes (1) 3,953 shares of common stock, (2) 1,303 shares of common stock underlying Series E Warrants issued in the Company’s November 2015 private placement and (3) 74,579 shares underlying stock options held by Mr. Weinstein that are vested as of February 20, 2020 or will vest within 60 days thereafter.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

For the year ending December 31, 2018, the Company paid CRE a total of $262,012 for maintenance of CRE’s patent portfolio and administrative expenses for license amendment. For the year ending December 31, 2019, the Company paid, on behalf of CRE, a total of $28,345 for maintenance of CRE’s patent portfolio and administrative expenses for license amendment.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” and “Directors, Executive Officers and Corporate Governance – Board Committees” above.

Item 14.	Principal Accountant Fees and Services.

The Company has engaged Friedman LLP as its independent auditors since August 23, 2013. The following table presents fees for professional audit services rendered by Friedman LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2019 (including internal controls), and December 31, 2018, and fees billed for other services rendered by Friedman LLP during those periods.

	2019	2018
Audit fees:(1)	$109,300	$84,800
Audit related fees:(2)	0	0
Tax fees:	0	0
All other fees:	0	0
Total	$109,300	$84,800

1.	Audit fees were for professional services for the audit of the consolidated financial statements and other fees for services that only our independent registered public accounting firm can perform, such as the review of our interim consolidated financial statements included in our Form 10-Q filings.

2.	Audit related fees consisted principally of work relating to the filing of Company quarterly and annual reports and work relating to the filing of Company registration statements.

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

(a)(3) Exhibits

The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated June 20, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.2	Amendment to Agreement and Plan of Merger, dated July 10, 2013, between BlueFlash Communications, Inc. and Neurotrope, Inc. (incorporated by reference from Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

2.3	Agreement and Plan of Merger and Reorganization, dated as of August 23, 2013, by and among the Registrant, Acquisition Sub and Neurotrope BioScience, Inc. (incorporated by reference from Exhibit 2.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.1	Articles of Incorporation, as amended, of the Registrant*

3.2	Florida Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.3	Nevada Articles of Merger of BlueFlash Communications, Inc. with and into Neurotrope, Inc., filed August 5, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.4	Certificate of Merger of Neurotrope BioScience, Inc., with and into Neurotrope Acquisition, Inc., filed August 23, 2013 (incorporated by reference from Exhibit 3.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 29, 2013)

3.5	Amended and Restated By-Laws of the Registrant (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on August 8, 2013)

3.6	Amendment to By-laws of the Company, effective as of September 9, 2019 (incorporated by reference from Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019)

4.1	Form of Series A Warrant (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.2	Form of Series B Warrant (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.3	Form of Series C Warrant (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.4	Form of Series D Warrant (incorporated by reference from Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.5	Form of Series E Warrant (incorporated by reference from Exhibit 10.6 the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.6	Penny Broker Warrant (incorporated by reference from Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.7	IV Broker Warrant (incorporated by reference from Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.8	Institutional Broker Warrant (incorporated by reference from Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 19, 2015)

4.9	Form of Series F Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.10	Form of Series A Warrant Amendment (incorporated by reference from Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.11	Form of Series C Warrant Amendment (incorporated by reference from Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.12	Form of Series E Warrant Amendment (incorporated by reference from Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.13	Form of Broker Warrant (incorporated by reference from Exhibit 4.5 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 18, 2016)

4.14	Form of Series G Warrant (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

4.15	Rights Agreement, dated as of September 9, 2019, between Neurotrope, Inc. and Philadelphia Stock Transfer, Inc., as rights agent (incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on September 9, 2019)

4.16	Form of Series H Warrant(incorporated by reference from Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020)

4.17*	Description of the Registrant’s securities.

10.1†	The Registrant’s 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.11 filed with the Registrant’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.2†	Form of Option Agreement under 2013 Equity Incentive Plan (incorporated by reference from Exhibit 10.12 filed with the Registrant’s Current Report on Form 8-K to the SEC on August 29, 2013)

10.3†	Employment Agreement dated as of October 1, 2013, between Neurotrope, Inc., and Robert Weinstein (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 9, 2013)

10.4†	Amendment No. 1 to the Neurotrope, Inc. 2013 Equity Incentive Plan, dated as of July 23, 2014 (incorporated by reference from Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 14, 2014)

10.5	Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, made as of February 4, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.6	Statement of Work Agreement dated February 4, 2015, and effective as of October 1, 2014, between Neurotrope BioScience and BRNI (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.7	Form of Common Stock Purchase Warrant, dated February 9, 2015 (incorporated by reference from Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the SEC on February 10, 2015)

10.8	Services Agreement between Neurotrope BioScience, Inc. and Worldwide Clinical Trials, Inc., dated October 9, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 15, 2015)

10.9	Amendment to Amended and Restated Technology License and Services Agreement among Neurotrope BioScience, Inc., Blanchette Rockefeller Neurosciences Institute and NRV II, LLC, dated November 12, 2015 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.10	Letter Agreement between the Neurotrope, Inc. and Neurosciences Research Ventures, Inc. regarding NRV Director Nominees, dated November 12, 2015 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.11	Statement of Work Agreement between Neurotrope BioScience, Inc. and Blanchette Rockefeller Neurosciences Institute, dated November 12, 2015 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 13, 2015)

10.12†	Amendment to the Registrant’s 2013 Equity Incentive Plan, dated November 21, 2016 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on November 23, 2016)

10.13†	Form of Director Indemnification Agreement (incorporated by reference from Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.14†	Nonemployee Director Compensation Policy (incorporated by reference from Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

10.15†	Neurotrope, Inc. 2017 Equity Incentive Plan, as amended (incorporated by reference from Appendix A to the Registrant’s Definitive Proxy Statement filed with the SEC on October 24, 2018)

10.16†	Form of Stock Option Agreement under the Neurotrope, Inc. 2017 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 14, 2017)

10.17†	Employment Agreement by and between the Company and Charles Ryan, dated December 14, 2017 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 18, 2017)

10.18††	Services Agreement by and between the Company and Worldwide Clinical Trials, Inc., dated as of May 4, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on May 10, 2018)

10.19	Second Amendment to the Amended and Restated Technology License by and between Neurotrope BioScience, Inc. and Cognitive Research Enterprises, Inc., dated November 29, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 4, 2018)

10.20	Securities Purchase Agreement by and between the Company and each purchaser identified on the signature pages thereto, dated as of December 17, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.21	Form of Advisory Consulting Agreement by and between the Company and the consultants party thereto, dated December 12, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.22	Amendment No. 1 to Advisory Consulting Agreement by and between the Company and Maxim Group LLC, dated as of December 31, 2018 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

10.23	Amendment No. 1 to Advisory Consulting Agreement by and between the Company and Katalyst Securities LLC, dated as of December 31, 2018 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

10.24	Placement Agency Agreement, by and between the Company and GP Nurmenkari Inc., dated as of December 17, 2018 (incorporated by reference from Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 17, 2018)

10.25	Amendment No. 1 to Placement Agency Agreement by and between the Company and GP Nurmenkari Inc., dated as of December 20, 2018 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on December 31, 2018)

10.26†	Employment Agreement between the Company and Michael Ciraolo, dated March 29, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on April 1, 2019)

10.27†	Separation Agreement between the Company, Neurotrope Bioscience, Inc. and Michael F. Ciraolo dated October 23, 2019 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on October 25, 2019)

10.28	Securities Purchase Agreement by and between the Company and each purchaser identified on the signature pages thereto, dated as of January 22, 2020 (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020)

10.29	Advisory Consulting Agreement by and between the Company and Katalyst Securities LLC, datedJ anuary 22, 2020 (incorporated by reference from Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020)

14.1	Registrant’s Code of Business Conduct and Ethics (incorporated by reference from Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed with the SEC on March 10, 2017)

21.1	Subsidiaries of the Registrant (incorporated by reference from Exhibit 21.1 to the Registrant’s Annual on Form 10-K filed with the SEC on March 26, 2015)

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive Officer

31.2*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Financial And Accounting Officer

32.1*	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.)

101*	Interactive Data Files of Financial Statements and Notes.

101.ins*	XBRL Instant Document

101.sch*	XBRL Taxonomy Schema Document

101.cal*	XBRL Taxonomy Calculation Linkbase Document

101.def*	XBRL Taxonomy Definition Linkbase Document

101.lab*	XBRL Taxonomy Label Linkbase Document

101.pre*	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

†	Management contract or compensatory plan or arrangement.

††	Certain portions of this exhibit were omitted based upon a request for confidential treatment, and the omitted portions were filed separately with the SEC on a confidential basis.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized, thereunto duly authorized in the City of New York, New York, on March 13, 2020.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Joshua N. Silverman	Director and Chairman of the Board	March 13, 2020
Joshua N. Silverman

/s/ Charles S. Ryan, JD, PhD	Director and Chief Executive Officer	March 13, 2020
Charles S. Ryan, JD, PhD

/s/ William S. Singer	Director	March 13, 2020
William S. Singer

/s/ George Perry, Ph.D.	Director	March 13, 2020
George Perry, Ph.D.

/s/ Bruce T. Bernstein	Director	March 13, 2020
Bruce T. Bernstein

/s/ Robert Weinstein	Chief Financial Officer, Executive Vice	March 13, 2020
Robert Weinstein	President, Treasurer and Secretary (principal financial officer and principal accounting officer)

/s/ Jonathan Schechter	Director	March 13, 2020
Jonathan Schechter

/s/ Ivan Gergel	Director	March 13, 2020
Ivan Gergel

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Neurotrope, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Neurotrope, Inc. and subsidiary (the Company) as of December 31, 2019 and 2018, and the related statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Friedman LLP

We have served as the Company’s auditor since 2013.

East Hanover, NJ

March 13, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Neurotrope, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Neurotrope, Inc. and subsidiary (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018 and the related statements of operations, changes in shareholders’ equity, and cash flows for the two years in the period ended December 31, 2019, and our report dated March 13, 2020, expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment: (i) inadequate segregation of duties over certain payroll and banking systems and processes, (ii) ineffective review processes over period end financial disclosure and reporting and (iii) deficiencies in the risk assessment and design assessment supporting information technology (IT) security policies and procedures, user access and IT controls within third party contracts.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2019, and this report does not affect our report dated March 13, 2020, on such financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

F-2

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Friedman LLP

East Hanover, NJ

March 13, 2020

NEUROTROPE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2019	2018
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$17,382,038	$28,854,218
Prepaid expenses	494,112	603,324

TOTAL CURRENT ASSETS	17,876,150	29,457,542

Fixed assets, net of accumulated depreciation	21,671	20,842

TOTAL ASSETS	$17,897,821	$29,478,384

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$413,081	$2,898,583
Accrued expenses	65,975	58,492

TOTAL CURRENT LIABILITIES	479,056	2,957,075

Commitments and contingencies

SHAREHOLDERS' EQUITY
Preferred stock - 100,000 shares authorized, $0.0001 par value; 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	-	-
Common stock - 150,000,000 shares authorized, $0.0001 par value; 13,068,023 shares issued and outstanding as of December 31, 2019; 12,922,370 shares issued and outstanding as of December 31, 2018	1,307	1,292
Additional paid-in capital	106,234,301	100,202,110
Accumulated deficit	(88,816,843)	(73,682,093)

TOTAL SHAREHOLDERS' EQUITY	17,418,765	26,521,309

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$17,897,821	$29,478,384

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
OPERATING EXPENSES:
Research and development - related party	$-	$262,012
Research and development	4,540,947	4,623,551
General and administrative - related party	50,000	50,000
General and administrative	6,740,510	3,997,222
Stock-based compensation - related party	220,856	291,577
Stock-based compensation	3,961,144	1,925,034

TOTAL OPERATING EXPENSES	15,513,457	11,149,396

OTHER INCOME (EXPENSE):
Interest income	378,707	127,110

Net loss before income taxes	15,134,750	11,022,286

Provision for income taxes	-	-

Net loss	$15,134,750	$11,022,286

PER SHARE DATA:

Basic and diluted loss per common share	$(1.16)	$(1.37)

Basic and diluted weighted average common shares outstanding	12,992,900	8,050,700

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Year Ended December 31, 2018
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2018	7,895,859	$790	$77,544,976	$(62,659,807)	$14,885,959

Sale of common stock and warrants	5,012,677	501	20,436,097		20,436,598

Exercise of common stock warrants	13,834	1	4,426	-	4,427

Stock based compensation	-	-	2,216,611	-	2,216,611

Net loss	-	-	-	(11,022,286)	(11,022,286)

Balance December 31, 2018	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

	Year Ended December 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2019	12,922,370	$1,292	$100,202,110	$(73,682,093)	$26,521,309

Issuance of common stock for consulting fees	49,579	5	352,743	-	352,748

Issuance of warrants for consulting fees	-	-	1,077,615	-	1,077,615

Exercise of common stock warrants	96,074	10	419,833	-	419,843

Stock based compensation	-	-	4,182,000	-	4,182,000

Net loss	-	-	-	(15,134,750)	(15,134,750)

Balance December 31, 2019	13,068,023	$1,307	$106,234,301	$(88,816,843)	$17,418,765

See accompanying notes to consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(15,134,750)	$(11,022,286)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	4,182,000	2,216,611
Consulting services paid by issuance of common stock	352,748	-
Consulting services paid by issuance of common stock warrants	1,077,615	-
Depreciation expense	4,385	2,999
Change in assets and liabilities
Increase (decrease) in prepaid expenses	109,212	(292,887)
(Decrease) increase in accounts payable	(2,485,502)	1,658,550
Increase (Decrease) in accrued expenses	7,483	(209,758)
Decrease in accrued expenses - related party	-	(50,000)
Total adjustments	3,247,941	3,325,515

Net Cash Used in Operating Activities	(11,886,809)	(7,696,771)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,214)	(3,186)

Net Cash Used in Investing Activities	(5,214)	(3,186)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock and warrants	-	20,436,598
Net proceeds from exercise of common stock warrants	419,843	4,427

Net Cash Provided by Financing Activities	419,843	20,441,025

NET (DECREASE) INCREASE IN CASH AND EQUIVALENTS	(11,472,180)	12,741,068

CASH AND EQUIVALENTS AT BEGINNING OF YEAR	28,854,218	16,113,150

CASH AND EQUIVALENTS AT END OF YEAR	$17,382,038	$28,854,218

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

On October 8, 2019, following the Company’s announcement of top-line results from its Phase 2 study of bryostatin-1 in moderate to severe AD, the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Company’s Board of Directors (the “Board”) has formed a strategic alternatives committee to aid in evaluating its alternatives. The Company is continuing to determine how to proceed with respect to its current development programs for bryostatin-1 in its effort to maximize shareholder value.

On January 22, 2020, the Company announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of bryostatin-1’s benefit for the moderately severe stratum, the difference between the bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727).

Nasdaq Notice of Deficiency

On October 23, 2019, the Company received a notification letter from The Nasdaq Stock Market (“Nasdaq”) informing the Company that for the last 30 consecutive business days, the bid price of the Company’s securities had closed below $1.00 per share, which is the minimum required closing bid price for continued listing on The Nasdaq Capital Market pursuant to Listing Rule 5550(a)(2). This notice had no immediate effect on the Company’s Nasdaq listing; the Company had 180 calendar days, or until April 20, 2020, to regain compliance. On January 17, 2020, the Company received a notification letter from Nasdaq informing the Company that for the last ten consecutive business days, the closing bid price of its common stock was $1.00 or greater. Accordingly, the Company has regained compliance with Nasdaq Listing Rule 5550(a)(2).

Liquidity

As of December 31, 2019, the Company had approximately $17.4 million in cash and cash equivalents. As of February 20, 2020, the Company had approximately $32.7 million in cash and cash equivalents. The increase in cash is attributable to the Company’s issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020 (see “Subsequent Events” Note 9 below) partially offset by cash used for operating activities during the 2020 period. The Company expects that its current cash and cash equivalents will be sufficient to support its projected operating requirements over at least the next 12 months from the Form 10-K filing date, which may include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. This development may include a follow-on Phase 2 clinical study, other non-clinical studies and additional studies in AD and other diseases that might benefit from using bryostatin. The Company is in the process of determining how to proceed with respect to the Company’s current development programs for bryostatin which may affect how our financial resources are deployed.

The Company expects to require additional capital in order to initiate and pursue potential additional development projects, including the continuing development of its lead candidate byrostatin-1. The future course of the Company’s product research and development activities will be contingent upon the further analysis of results from its recently completed trial mentioned herein, in addition to the Company’s concurrent plans to explore strategic alternatives to maximize shareholder value. Any additional equity financing, if available, may not be on favorable terms and would likely be significantly dilutive to the Company’s current stockholders and debt financing, if available, may involve restrictive covenants. If the Company is able to access funds through collaborative or licensing arrangements, it may be required to relinquish rights to some of its technologies or product candidates that the Company would otherwise seek to develop or commercialize on its own, on terms that are not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, will materially harm its business, financial condition and results of operations.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At December 31, 2019, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $0.8 million. In addition, approximately $16.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

Lease Accounting. The new accounting standard for leases, Accounting Standard Codification (“ASC”) 842, Leases, was adopted for the fiscal year beginning on January 1, 2019. Per the new standard, all leases with a lease term greater than 12 months, regardless of lease type classification, are recorded as an obligation on the balance sheet with a corresponding right-of-use asset. The Company does not have any leases greater than 12 months in duration, hence, the adoption of this standard did not have a material impact to its financial statements based upon the de minimis amount of short-term lease commitments.

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at December 31, 2019 and 2018.

Loss Per Share:

Basic loss per common share amounts are computed by dividing net loss by the weighted average number of common shares outstanding.

Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of December 31, 2019 and 2018, which were approximately 12.8 million shares and 11.7 million shares, respectively.

Income Taxes:

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $62.5 million for the period from October 31, 2012 (inception) through December 31, 2019. The net operating loss carryforwards resulted in a deferred tax asset of approximately $15.6 million at December 31, 2019. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

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

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, limited supply of nature raw material, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with our CRE licensing agreement, for its product candidates and the ability to raise capital to achieve strategic objectives.

CRE has entered into a material transfer agreement with the National Cancer Institute (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for our pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of our clinical trials that we are required to conduct in order to seek FDA approval of bryostatin for the treatment of AD. Therefore, CRE or we will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or we are unable to secure such additional agreements or if the NCI otherwise discontinues for any reason supplying us with bryostatin, then we would have to either secure another source of bryostatin or discontinue our efforts to develop and commercialize bryostatin for the treatment of AD.

Stock Compensation:

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options and consultant’s warrants, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or warrants. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option and consulting expenses are recognized over the employee’s or consultant’s requisite service period (generally the vesting period of the equity grant). The Company’s option and warrant pricing model requires the input of highly assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions significantly impact stock-based compensation expense. Total stock-based compensation for year ended December 31, 2019 was $4,182,000 of which $1,381,198 was classified as research and development expense and $2,800,802 was classified as general and administrative expense. For year ended December 31, 2018, total stock-based compensation was $2,216,611 of which $707,459 was classified as research and development expense and $1,509,152 was classified as general and administrative expense.

Recent Accounting Pronouncements

In July 2017, the FASB issued new guidance, ASU-2017-11, Distinguishing Liabilities from Equity (Topic 480), which changes the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features and re-characterizes the indefinite deferral of certain provisions within the guidance for distinguishing liabilities from equity. The guidance is effective for the Company beginning in the first quarter of fiscal year 2019 and has been adopted. In August 2018, the SEC issued a final rule Release No. 33-10532, “Disclosure Update and Simplification,” to amend certain disclosure requirements now seen as redundant, duplicative, overlapping, outdated or superseded in wake of recent accounting pronouncements. The amended rules became effective November 5, 2018. The Company analyzed the release in preparation of this Form 10-K, which resulted in the additional disclosure of changes to stockholders’ equity during interim periods, as presented within this Form 10-K within the condensed consolidated statements of stockholders’ equity. Many of the amended requirements under this Release are not applicable to the Company.

In November 2018, the FASB issued ASU-2018-18, Collaborative Arrangements (Topic 808). In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customers guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company will assess the impact of the adoption of this guidance on its consolidated financial statements once it becomes probable that the Company may generate revenue.

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

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company also pay Stanford royalties of 3% on net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of December 31, 2019, no royalties nor milestone payments have been required or made.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of December 31, 2019, no royalties nor milestone payments have been required or made.

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

The Company will pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company would be obligated to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $150,000 consisting of licensing fees of $75,000 plus development costs and patent fees of approximately $75,000. As of December 31, 2019, no royalties nor milestone payments have been required or made.

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope BioScience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope BioScience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. Of the total estimated Study costs, as of December 31, 2019, the Company has incurred approximately $7.6 million in expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses have been paid to other trial-related vendors and consultants. Of the approximately $7.2 million of expenses incurred with WCT, approximately $7.1 million has been paid with the remaining $0.1 million payable as of December 31, 2019. In addition, the Company paid $1.2 million to WCT as prepaid deposits of which the Company has utilized the entire amount as of December 31, 2019. The Company believes that it has incurred substantially all of the expenses associated with WCT as of December 31, 2019, resulting in a savings of approximately $500,000 in total.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc.

James Gottlieb, who resigned as a director of the Company on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of the Company on February 25, 2020, serves as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 2.2% of the Company’s outstanding common stock as of December 31, 2019.

Effective October 31, 2012, Neurotrope BioScience executed a Technology License and Services Agreement (the “TLSA”) with CRE, a related party, and NRV II, LLC (“NRV II”), another affiliate of CRE, which was amended by Amendment No. 1 to the TLSA as of August 21, 2013. As of February 4, 2015, the parties entered into an Amended and Restated Technology License and Services Agreement (the “CRE License Agreement”). The CRE License Agreement provides research services and has granted Neurotrope BioScience the exclusive and nontransferable world-wide, royalty-bearing right, with a right to sublicense (in accordance with the terms and conditions described below), under CRE’s and NRV II’s respective right, title and interest in and to certain patents and technology owned by CRE or licensed to NRV II by CRE as of or subsequent to October 31, 2012, to develop, use, manufacture, market, offer for sale, sell, distribute, import and export certain products or services for therapeutic applications for AD and other cognitive dysfunctions in humans or animals (the “Field of Use”). Additionally, the TLSA specifies that all patents that issue from a certain patent application shall constitute licensed patents and all trade secrets, know-how and other confidential information claimed by such patents constitute licensed technology under the CRE License. The CRE License Agreement terminates on the later of the date (a) the last of the licensed patent expires, is abandoned, or is declared unenforceable or invalid or (b) the last of the intellectual property enters the public domain. After the initial Series A Stock financing, the CRE License Agreement required Neurotrope BioScience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into during the fiscal years 2019 and 2018.

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing”) which shall also include the proceeds from the exercise of any Series A – E warrants. This Fixed Research Fee has not been triggered yet. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRV, Inc. holds in the Company. Under the CRE License Agreement, the Company was required to prepay royalty fees at a rate of 5% of all investor funds raised in the Series A or Series B Stock financings or any subsequent rounds of financing prior to a public offering, less commissions.

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

Note 5 – Commitments:

Consulting Agreements

On August 4, 2016, the Company entered into a consulting agreement with SM Capital Management, LLC (“SMCM”), a limited liability company owned and controlled by the Company’s Chairman of the Board, Mr. Joshua N. Silverman (the “Consulting Agreement”). Mr. Silverman was appointed to the Board on August 4, 2016. Pursuant to the Consulting Agreement, SMCM shall provide consulting services which shall include, but not be limited to, providing business development, financial communications and management transition services, for a one-year period, subject to annual review thereafter. SMCM’s annual consulting fee is $120,000, payable by the Company in monthly installments of  $10,000. In addition, SMCM shall be reimbursed for (i) all pre-approved travel in connection with the consulting services to the Company, (ii) upon submission to the Company of appropriate vouchers and receipts, for all other out-of-pocket expenses reasonably incurred by SMCM in furtherance of the Company’s business.

Effective as of April 1, 2019, the Company entered into a three-month consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst agreed to provide investor relations services to the Company. The Company paid Katalyst a total of $125,000, which was fully expensed in the second quarter of 2019 as a general and administrative expense.

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst (the “Katalyst Agreement”), pursuant to which Katalyst agreed to provide investment banking consulting services to the Company. The term of the agreement continues until the second anniversary from the effective date and may be canceled by either Katalyst or the Company with 30 days’ advance notice. As consideration for its services under the Katalyst Agreement, the Company agreed to pay to Katalyst $25,000 per month, plus five-year warrants to purchase 90,000 shares of the Company’s common stock on the effective date of the Katalyst Agreement and on each of the three month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of the Company’s stock price on the date of issuance. Katalyst’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Effective as of June 5, 2019, the Company entered into a consulting agreement with GP Nurmenkari, Inc. (“GPN”) (the “GPN Agreement”), pursuant to which GPN agreed to provide investment banking consulting services to the Company. The term of the agreement continues until the second anniversary from the effective date and may be canceled by either GPN or the Company with 30 days’ advance notice. As consideration for its services under the GPN Agreement, the Company agreed to pay to GPN $8,000 per month, plus five-year warrants to purchase 24,000 shares of the Company’s common stock on the effective date and on each of the three month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of the Company’s stock price on the date of issuance. On February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month and increasing the number of warrants issued each three-month period from 24,000 to 50,000 (See “Subsequent Events” in Note 9 below.) GPN’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

Resignation of General Counsel and Chief Operating Officer

On October 23, 2019, the Company entered into a separation agreement (the “Separation Agreement”) with Michael F. Ciraolo, J.D., Ph.D., pursuant to which Dr. Ciraolo resigned from his positions as General Counsel and Chief Operating Officer of the Company. Dr. Ciraolo’s resignation was effective as of October 31, 2019 (the “Effective Date”). Under the terms of the Separation Agreement, Dr. Ciraolo received severance (the “Severance”) equal to (i) $83,750, which represents three month’s base salary, (ii) a pro-rated bonus in the amount of $58,625 and (iii) $3,435.90 for accrued but unused vacation time. The Severance was paid in substantially equal installments pursuant to the Company’s regular payroll schedule over a period of two months commencing on the Company’s first practicable payroll date following the Effective Date. The Separation Agreement contains certain customary provisions regarding confidentiality and non-disparagement and provides for the release of certain claims between the parties.

Note 6 – Common Stock:

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

December 2018 Offering

On December 17, 2018, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain investors (the “Purchasers”). Pursuant to the terms of the Purchase Agreement, the Company agreed to sell to the Purchasers in a registered direct offering an aggregate of 5,012,677 shares of its common stock and Series G warrants to purchase up to an aggregate of 5,012,677 shares of common stock at a combined purchase price of $4.495 per share and accompanying warrant. The warrants are exercisable at a price of $4.37 per share beginning six months following the date of issuance and expire five years from the exercise date. The net proceeds to the Company from the offering were approximately $20.5 million.

In connection with the offering, the Company entered into a placement agent agreement and advisory consulting agreements with certain consultants in connection with the issuance and sale of the shares and warrants. The Company paid to the placement agent (i) a cash fee equal to 8% of the aggregate gross proceeds raised from purchasers first contacted by the placement agent in connection with the offering and (ii) warrants to purchase the number of shares of common stock equal to 2.0% of the aggregate number of shares sold to purchasers first contacted by the placement agent in connection with the offering. The Company also agreed to reimburse the placement agent an additional $25,000 for its legal expenses. Pursuant to separate advisory consulting agreements for the offering, the Company engaged two consultants, pursuant to which it agreed to pay the consultants an aggregate total of $1.36 million and warrants to purchase an aggregate of 75,657 shares of common stock, at an exercise price of $6.25 per share. The Company also reimbursed the consultants an additional $50,000 for legal expenses.

January 2020 Offering

On January 22, 2020, the Company entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors. Pursuant to the terms of the purchase agreement, the Company issued to the purchasers in a registered offering an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million. (See “Subsequent Events” Note 9 for further offering details.) The net proceeds to the Company from the offering were approximately $16.4 million, after deducting financial advisory fees and estimated offering expenses payable by the Company.

During January and February 2020, 12,012 shares of Series D Preferred Stock were converted into 7,280,306 shares of common stock. The remaining 5,988 shares of Series D Preferred Stock are convertible into 3,628,794 shares of common stock.

Note 7 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the year ended December 31, 2019:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2019	1,520,246	$18.07	8.2
Options granted	905,680	$3.68
Less options forfeited	-	$-
Less options expired/cancelled	59,407	$6.32
Less options exercised	-	$-
Options outstanding at December 31, 2019	2,366,519	$12.86	7.5	$-
Options exercisable at December 31, 2019	1,693,512	$15.49	7.6	$-

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

On April 15, 2019, the Company granted its General Counsel and Chief Operating Officer options to purchase 100,000 shares of common stock. In connection with the termination of such officer’s employment effective October 31, 2019, the 56,250 shares that had not vested as of such date were forfeited and cancelled. The 43,750 stock options that had vested have an exercise price of $5.67 per share and an expiration date that is ten years from the date of issuance. On December 14, 2019, the Company granted stock options to purchase an aggregate of 130,680 shares of the Company’s common stock to the Chief Executive Officer pursuant to his employment contract. The stock options have an exercise price of $0.7825 per share, have an expiration date that is ten years from the date of issuance and vest daily over a two-year period. Including the additional 850,000 options approved by shareholders on July 23, 2019, 615,679 options are issuable in the future.

The following is a summary of stock options outstanding under the plans as of December 31, 2019:

				Stock Options
	Stock Options Outstanding			Exercisable
		Weighted Avg.	Weighted Avg.		Weighted Avg.
Range of	Number of	Contractual Life	Exercise	Number of	Exercise
Exercise Prices	Shares	(years)	Price	Shares	Price
$ 0.32 - $15.77	1,634,638	7.84	$6.15	1,032,177	$7.02
$19.10 - $22.72	489,540	7.29	$19.48	419,119	$19.48
$25.60 - $32.00	95,694	6.52	$29.83	95,694	$29.83
$35.52 - $49.60	35,003	5.75	$42.11	34,878	$42.13
$52.48 - $71.04	111,644	4.39	$58.22	111,644	$58.22
	2,366,519	7.48	$12.86	1,693,512	$15.49

As of December 31, 2019, there was approximately $2.4 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.4 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the year ended December 31, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; an aggregate volatility based upon a blend of the Company’s and guideline company historical volatility of 93.2%; and Risk-free interest rate 2.57%. The weighted average grant date fair value of options granted for the year ended December 31, 2019 is $3.38 per option, or a total for all grants of approximately $3.1 million.

Note 8 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the year ended December 31, 2019:

Number of shares
Warrants outstanding January 1, 2019	10,236,232
Warrants issued	342,000
Warrants exercised	(96,074)
Warrants outstanding December 31, 2019	10,482,158

The Company used the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of the 342,000 warrants issued in connection with certain consulting agreements for the year ended December 31, 2019 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term five years; Volatility 94.6%; and Risk-free interest rate 1.64%. The weighted average grant date fair value of warrants granted for the year ended December 31, 2019 is $3.151 per warrant, or $1.1 million.

As of December 31, 2019, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 114,000 warrants exercisable at $0.86, 4,916,603 warrants exercisable at $4.37, 114,000 warrants exercisable at $5.31, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 24,000 warrants exercisable at $7.12, 90,000 warrants exercisable at $7.13, 3,772,908 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Subsequent Events

On January 22, 2020, the Company announced the receipt of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which the Company saw improvement in the 203 study. The grant provides for funds in the first year of approximately $1.0 million and funding in year 2 of approximately $1.7 million subject to satisfactory progress of the project. The Company is planning to meet with the Food and Drug Administration to present the totality of the clinical data for bryostatin-1. The Company is continuing to determine how to proceed with respect to its current development programs for bryostatin-1.

On January 22, 2020, the Company entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors. Pursuant to the terms of the purchase agreement, the Company issued to the purchasers in a registered offering an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million. The warrants are exercisable at a price of $1.65 per share immediately upon issuance. They feature a five-year term and a right by the Company, in certain circumstances, to call for the cancellation of up to 50% of the shares of common stock underlying such warrants for consideration equal to $0.0001 per share of underlying common stock in the event the value weighted average price of the Company’s common stock exceeds $5.00 for each of 10 consequence trading days in a 30-day calendar period. The Series D Preferred Stock and the Series H warrants are immediately separable and were issued separately. The net proceeds to the Company from the offering were approximately $16.4 million, after deducting financial advisory fees and estimated offering expenses payable by the Company.

In connection with the offering, on January 22, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series D Preferred Stock. The Company designated 18,000 shares of Series D Preferred Stock. Pursuant to the Series D Certificate of Designation, the holders of the Series D Preferred Stock are entitled, among other things, to the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis. The Series D Preferred Stock has no voting rights except as required by law. The Series D Preferred Stock will be convertible at any time and from time to time without the payment of additional consideration into shares of the Company’s common stock at a conversion price of $1.65 per share, subject to certain adjustments and has a stated value of $1,000 per share of Series D Preferred Stock. In the event of any liquidation or dissolution of the Company, the Series D Preferred Stock will rank junior to the Company's Series C Preferred Stock and any other class of preferred stock of senior rank to the Series D Preferred Stock, senior to any other class of preferred stock and to the Company’s common stock in the distribution of assets, to the extent legally available for distribution.

During January and February 2020, 12 investors in the Company’s January 22, 2020 registered direct offering converted 12,012 shares of Series D Convertible Preferred Stock into 7,280,306 shares of the Company’s common stock.

Effective February 1, 2020, the Company amended the GPN Agreement, increasing the cash compensation to $17,500 per month and increasing the number of warrants issued each three-month period from 24,000 to 50,000. All other terms and conditions of the GPN Agreement remain the same.

