Form 10-Q
period 2020-03-31
Neurotrope, Inc.
filed 2020-06-12
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of June 10, 2020, there were 23,674,089 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE

Due to the outbreak of the novel strain of the coronavirus, on May 11, 2020, Neurotrope, Inc. (the “Company”) filed a Current Report on Form 8-K to avail itself of an extension to file this Quarterly Report on Form 10-Q, originally due on May 11, 2020, relying on an order issued by the Securities and Exchange Commission on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”) regarding exemptions granted to certain public companies. The Company has a small accounting staff all currently working from home. As a result, given that the Company is an accelerated filer with more limited staff in-person interaction, meeting the timeline for filing became more difficult. The Company is therefore relying on the Order in connection with the filing of this Quarterly Report on Form 10-Q.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our inability to identify potential strategic transactions and to complete any transaction we pursue, our inability to obtain adequate financing, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope Bioscience, Inc. (“Neurotrope Bioscience”).

2

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

ASSETS

	March 31,	December 31,
	2020	2019
CURRENT ASSETS
Cash and cash equivalents	$32,160,754	$17,382,038
Prepaid expenses	338,766	494,112

TOTAL CURRENT ASSETS	32,499,520	17,876,150

Fixed assets, net of accumulated depreciation	23,099	21,671

TOTAL ASSETS	$32,522,619	$17,897,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$266,822	$413,081
Accrued expenses	80,642	65,975

TOTAL CURRENT LIABILITIES	347,464	479,056

Commitments and contingencies

SHAREHOLDERS' EQUITY
Convertible preferred stock - 100,000 shares authorized, $0.0001 par value;
4,998 shares issued and outstanding as of March 31, 2020,
0 shares issued and outstanding as of December 31, 2019
Liquidation preference of $2,483,606 and $0 as of
March 31, 2020 and December 31, 2019, respectively.	1	-
Common stock - 150,000,000 shares authorized, $0.0001 par value;
20,948,330 shares issued and outstanding as of March 31, 2020;
13,068,023 shares issued and outstanding as of December 31, 2019;	2,096	1,307
Additional paid-in capital	123,527,245	106,234,301
Accumulated deficit	(91,354,187)	(88,816,843)

TOTAL SHAREHOLDERS' EQUITY	32,175,155	17,418,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$32,522,619	$17,897,821

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019

OPERATING EXPENSES:
Research and development	156,047	1,861,293
General and administrative - related party	7,361	12,500
General and administrative	1,787,987	1,328,500
Stock-based compensation - related party	21,001	78,289
Stock-based compensation	635,815	1,515,475

TOTAL OPERATING EXPENSES	2,608,211	4,796,057

OTHER INCOME (EXPENSE):
Interest income	70,867	106,899

Net loss before income taxes	2,537,344	4,689,158

Provision for income taxes	-	-

Net loss	$2,537,344	$4,689,158

PER SHARE DATA:

Basic and diluted loss per common share	$(0.14)	$(0.36)

Basic and diluted weighted average common shares outstanding	18,228,800	12,922,400

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended March 31, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$-	$-	$100,202,110	$(73,682,093)	$26,521,309

Stock based compensation	-	-	-	-	1,593,764	-	1,593,764

Issuance of warrants for consulting fees	-	-	-	-	-	-	-

Sale of preferred stock and warrants	-	-	-	-	-	-	-

Conversion of preferred stock to common stock	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(4,689,158)	(4,689,158)

Balance March 31, 2019	12,922,370	$1,292	-	$-	$101,795,874	$(78,371,251)	$23,425,915

	Three Months Ended March 31, 2020
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2020	13,068,023	$1,307	-	$-	$106,234,301	$(88,816,843)	$17,418,765

Stock based compensation	-	-	-	-	656,816	-	$656,816

Issuance of warrants for consulting fees	-	-	-	-	116,930	-	116,930

Sale of preferred stock and warrants	-	-	18,000	2	16,519,986	-	16,519,988

Conversion of preferred stock to common stock	7,880,307	789	(13,002)	(1)	(788)	-	-

Net loss	-	-	-	-	-	(2,537,344)	(2,537,344)

Balance March 31, 2020	20,948,330	$2,096	4,998	$1	$123,527,245	$(91,354,187)	$32,175,155

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(2,537,344)	$(4,689,158)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	656,816	1,593,764
Consulting services paid by issuance of common stock warrants	116,930	-
Depreciation expense	1,171	897
Change in assets and liabilities
Decrease in prepaid expenses	155,346	176,739
(Decrease) in accounts payable	(146,259)	(1,901,107)
Increase in accrued expenses	14,667	2,244
Total adjustments	798,671	(127,463)

Net Cash Used in Operating Activities	(1,738,673)	(4,816,621)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(2,599)	(5,214)

Net Cash Used in Investing Activities	(2,599)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of preferred stock and warrants	16,519,988	-

Net Cash Provided by Financing Activities	16,519,988	-

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	14,778,716	(4,821,835)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,382,038	28,854,218

CASH AND EQUIVALENTS AT END OF PERIOD	$32,160,754	$24,032,383

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Business, and Liquidity:

Organization & Business

Neurotrope Bioscience was incorporated in Delaware on October 31, 2012. Neurotrope Bioscience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope Bioscience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to the Company on February 28, 2013 (see Note 4, “Related Party Transactions and Licensing / Research Agreements”).

On September 9, 2019, the Company issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD patients did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the Severe Impairment Battery (“SIB”) total score. An average increase in SIB total score of 1.3 points and 2.1 points was observed for the Bryostatin-1 and placebo groups, respectively, at Week 13. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin-1 and placebo treatment groups. On January 22, 2020, the Company announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). The Company, while proceeding with its next Phase 2 clinical trial, is determining how to proceed with respect to its development programs for Bryostatin-1.

On October 8, 2019, following the Company’s announcement of top-line results from its Phase 2 study of Bryostatin-1 in moderate to severe AD, the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Company’s Board of Directors (the “Board”) has formed a strategic alternatives committee to aid in evaluating its alternatives, including, but not necessarily limited to, collaborations or merger and acquisition transactions (see Note 9, “Subsequent Events - Planned Merger and Spin-Off”.)

Liquidity

As of March 31, 2020, the Company had approximately $32.2 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the Company’s issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020 (see Note 6, “Common Stock”) partially offset by cash used for operating activities during the 2020 period. The Company expects that its current cash and cash equivalents will be sufficient to support its projected operating requirements over at least the next 12 months from the Form 10-Q filing date, which will include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, and which projected operating requirements do not take into account the completion of the planned merger or spin-off.

The future course of the Company’s operations and research and development activities will be contingent upon the further analysis of results from its recently completed trial mentioned herein as well as the Company’s current plans regarding the strategic alternative disclosed in Note 9, “Subsequent Events - Planned Merger and Spin-Off”.

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

National Institutes of Health Award

On January 22, 2020, the Company announced the approval of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which the Company saw improvement in the 203 study. The grant provides for funds in the first year of approximately $1.0 million and funding in year two of approximately $1.7 million subject to satisfactory progress of the project. The Company is planning to meet with the Food and Drug Administration to present the totality of the clinical data for Bryostatin-1. On May 28, 2020, Neurotrope Bioscience entered into a non-binding letter of intent with WCT pursuant to which the parties agreed to negotiate a definitive agreement for the provision of clinical trial development services by WCT in connection with a proposed Phase 2 study assessing safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2020 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At March 31, 2020, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.6 million. In addition, approximately $29.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at March 31, 2020 and December 31, 2019.

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

Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of March 31, 2020 and 2019, which were approximately 24.1 million shares and 12.4 million shares, respectively.

Income Taxes:

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $64.3 million for the period from October 31, 2012 (inception) through March 31, 2020. The net operating loss carryforwards resulted in a deferred tax asset of approximately $16.1 million at March 31, 2020. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

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

Risks and Uncertainties:

The Company operates in an industry that is subject to rapid technological change, intense competition, and significant government regulation. The Company’s operations are subject to significant risk and uncertainties including financial, operational, technological, regulatory and other risk. Such factors include, but are not necessarily limited to, the results of clinical testing and trial activities, the ability to obtain regulatory approval, the limited supply of raw materials, the ability to obtain favorable licensing, manufacturing or other agreements, including risk associated with our CRE licensing agreement, for its product candidates and the ability to raise capital to achieve strategic objectives.

CRE has entered into a material transfer agreement with the National Cancer Institute (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval of bryostatin for the treatment of AD. Therefore, CRE or the Company will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company are unable to secure such additional agreements, or if the NCI otherwise discontinues for any reason supplying the Company with bryostatin, then the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD.

Stock Compensation:

The Company accounts for stock-based awards to employees and consultants in accordance with applicable accounting principles, which requires compensation expense related to share-based transactions, including employee stock options and consultant warrants, to be measured and recognized in the financial statements based on a determination of the fair value of the stock options or warrants. The grant date fair value is determined using the Black-Scholes-Merton (“Black-Scholes”) pricing model. Employee stock option and consulting expenses are recognized over the employee’s or consultant’s requisite service period (generally the vesting period of the equity grant). The Company’s option pricing model requires the input of highly subjective assumptions, including the volatility and expected term. Any changes in these highly subjective assumptions can significantly impact stock-based compensation expense.

Total stock-based compensation for the three months ended March 31, 2020 was $656,816, of which $234,901 was classified as research and development expense and $421,915 was classified as general and administrative expense. For the three months ended March 31, 2019, total stock-based compensation was $1,593,764, of which $557,748 was classified as research and development expense and $1,036,016 was classified as general and administrative expense.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period:

In November 2018, the FASB issued ASU-2018-18, Collaborative Arrangements (Topic 808). In November 2018, the FASB issued new guidance to clarify the interaction between the authoritative guidance for collaborative arrangements and revenue from contracts with customers. The new guidance clarifies that, when the collaborative arrangement participant is a customer in the context of a unit-of-account, revenue from contracts with customer’s guidance should be applied, adds unit-of-account guidance to collaborative arrangements guidance, and requires, that in a transaction with a collaborative arrangement participant who is not a customer, presenting the transaction together with revenue recognized under contracts with customers is precluded. The guidance is effective for the Company beginning in the first quarter of fiscal year 2020. Early adoption is permitted. The Company will assess the impact of the adoption of this guidance on its consolidated financial statements once it becomes probable that the Company may generate revenue and, because the Company is not anticipating generating revenues in the foreseeable future, did not have an impact on our current financial statements.

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s disclosures.

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, the Company entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. The Company is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. The Company must also pay Stanford royalties of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of March 31, 2020, no royalties nor milestone payments have been required.

On January 19, 2017, the Company entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to the Company a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, the Company will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by the Company relating to the licensed technology. The Company has made all required annual maintenance payments. As of March 31, 2020, no royalties nor milestone payments have been required.

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

The Company will pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company would be obligated to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $150,000 consisting of licensing fees of $75,000 plus development costs and patent fees of approximately $75,000. As of March 31, 2020, no royalties nor milestone payments have been required.

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope Bioscience executed a new Services Agreement (the “New Services Agreement”) with Worldwide Clinical Trials (“WCT”). The New Services Agreement relates to services for Neurotrope Bioscience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “Study”). Pursuant to the terms of the Services Agreement, WCT is providing services to target enrollment of approximately one hundred (100) Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. Of the total estimated Study costs, as of March 31, 2020, the Company has incurred approximately $7.6 million in expenses of which WCT has represented a total of approximately $7.2 million and approximately $400,000 of expenses have been paid to other trial-related vendors and consultants of which all amounts have been paid as of March 31, 2020. The Company has incurred substantially all of the expenses associated with WCT as of March 31, 2020.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc.

James Gottlieb, who resigned as a director of the Company on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of the Company on February 25, 2020, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 1.3% of the Company’s outstanding common stock as of March 31, 2020.

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

After the initial Series A Stock financing, the CRE License Agreement required Neurotrope Bioscience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements entered into or work being performed under such statements of work during the three months ended March 31, 2020 or fiscal year 2019.

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing”) which shall also include the proceeds from the exercise of any Series A warrants, Series B warrants, and Series E warrants. This Fixed Research Fee has not been triggered. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRV, Inc. holds in the Company.

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

Effective as of June 1, 2019, the Company entered into a consulting agreement with Katalyst Securities LLC (“Katalyst”), pursuant to which Katalyst agreed to provide investment banking consulting services to the Company (the “Katalyst Agreement”). The term of the agreement continues until the second anniversary from the effective date and may be canceled by either Katalyst or the Company with 30 days’ advance notice. As consideration for its services under the Katalyst Agreement, the Company agreed to pay to Katalyst $25,000 per month, plus five-year warrants to purchase 90,000 shares of the Company’s common stock on the effective date of the Katalyst Agreement and on each of the three month anniversaries following the effective date. The warrants have an exercise price equal to the closing price of the Company’s stock price on the date of issuance. Katalyst’s cash and stock-based compensation is included as general and administrative expenses in the Company’s statement of operations.

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

Note 6 – Common and Preferred Stock:

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

Key Features

On September 9, 2019, the Board declared a dividend of one preferred share purchase right (a “Right”), payable on September 19, 2019, for each share of common stock, par value $0.0001 per share, of the Company outstanding on September 19, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of September 9, 2019, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Each one one-thousandth of a Preferred Share entitles the holder thereof to receive (i) the same dividends and liquidation rights as if the holder held one share of common stock and will be treated the same as one share of common stock in the event of a merger, consolidation or other share exchange and (ii) one vote on all matters submitted to a vote of the Company’s stockholders, in each case subject to adjustment as described in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope Inc. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. As of March 31, 2020, there is no Series C Preferred Stock outstanding.

January 2020 Offering

On January 22, 2020, the Company entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors. Pursuant to the terms of the purchase agreement, the Company issued to the purchasers in a registered offering an aggregate of 18,000 shares of Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate gross purchase price of approximately $18 million.

The warrants are exercisable at a price of $1.65 per share immediately upon issuance. They feature a five-year term and a right by the Company, in certain circumstances, to call for the cancellation of up to 50% of the shares of common stock underlying such warrants for consideration equal to $0.0001 per share of underlying common stock in the event the value weighted average price of the Company’s common stock exceeds $5.00 for each of 10 consecutive trading days in a 30-day calendar period. The Series D Preferred Stock and the Series H warrants are immediately separable and were issued separately. The net proceeds to the Company from the offering were approximately $16.4 million, after deducting financial advisory fees and offering expenses paid by the Company.

In connection with the offering, on January 22, 2020, the Company filed with the Secretary of State of the State of Nevada a Certificate of Designation of Preferences, Rights and Limitations of Series D Convertible Preferred Stock (the “Series D Certificate of Designation”) establishing and designating the rights, powers and preferences of the Series D Preferred Stock. The Company designated 18,000 shares of Series D Preferred Stock. Pursuant to the Series D Certificate of Designation, the holders of the Series D Preferred Stock are entitled, among other things, to the right to participate in any dividends and distributions paid to common stockholders on an as-converted basis. The Series D Preferred Stock has no voting rights except as required by law. The Series D Preferred Stock is convertible at any time and from time to time without the payment of additional consideration into shares of the Company’s common stock at a conversion price of $1.65 per share, subject to certain adjustments and has a stated value of $1,000 per share of Series D Preferred Stock. In the event of any liquidation or dissolution of the Company, the Series D Preferred Stock will rank junior to the Company’s Series C Preferred Stock under the Rights Agreement, if applicable, and any other class of preferred stock of senior rank to the Series D Preferred Stock, senior to any other class of preferred stock and to the Company’s common stock in the distribution of assets, to the extent legally available for distribution.

During the three months ended March 31, 2020, 13,002 shares of Series D Preferred Stock were converted into an aggregate of 7,880,307 shares of common stock. The remaining 4,997 shares of Series D Preferred Stock are convertible into an aggregate of 3,028,793 shares of common stock.

Note 7 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the three months ended March 31, 2020:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in millions)
Options outstanding at January 1, 2020	2,366,519	$12.86	7.5
Options granted	60,000	$0.82
Less options forfeited	(27,282)	$5.30
Less options expired/cancelled	(72,664)	$10.38
Less options exercised	-	$-
Options outstanding at March 31, 2020	2,326,573	$7.28	7.3	$-
Options exercisable at March 31, 2020	1,789,278	$14.92	7.4	$-

Pursuant to the Company’s non-employee director compensation plan, in March 2020, the Company granted stock options to purchase an aggregate of 60,000 shares of the Company’s common stock to six members of the Board. The stock options have an exercise price of $0.8203 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date.

As of March 31, 2020, there was approximately $1.7 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the three months ended March 31, 2020 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; an aggregate volatility based upon a blend of the Company’s and guideline company historical volatility of 99.46%; and Risk-free interest rate 0.92%. The weighted average grant date fair value of options granted for the three months ended March 31, 2020 is $0.73 per option, or a total for all grants of approximately $44,000.

Note 8 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the three months ended March 31, 2020:

Number of shares
Warrants outstanding January 1, 2020	10,482,158
Warrants issued	11,249,100
Warrants exercised	-
Warrants outstanding March 31, 2020	21,731,258

Pursuant to its January 2020 offering, the Company issued a total of 11,109,100 five-year warrants to purchase shares of common stock at $1.65 per share (See Note 6, “Common Stock” above for details of the January 2020 offering.) Of the total warrants issued, 10,909,100 were issued to investors and 200,000 to the Company’s financial advisor.

The Company used the Black-Scholes valuation model to calculate the fair value of warrants. The fair value of the 140,000 warrants issued in connection with certain consulting agreements for the three months ended March 31, 2020 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term five years; Volatility 99.4%; and Risk-free interest rate 0.88%. The weighted average grant date fair value of warrants granted for the three months ended March 31, 2020 is $0.8352 per warrant, or approximately $117,000.

As of March 31, 2020, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 114,000 warrants exercisable at $0.86, 140,000 warrants exercisable at $1.13, 11,109,100 warrants exercisable at $1.65, 4,916,603 warrants exercisable at $4.37, 114,000 warrants exercisable at $5.31, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 24,000 warrants exercisable at $7.12, 90,000 warrants exercisable at $7.13, 3,772,908 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Subsequent Events:

Registered Direct Offering

During April, May and June 2020, four investors in the Company’s January 22, 2020, registered direct offering converted 4,497.5 shares of Series D Preferred Stock into an aggregate of 2,725,759 shares of the Company’s common stock.

“Universal Shelf” Registration Statement

On April 17, 2020, the Company filed a “universal shelf” registration statement on Form S-3 with the Securities and Exchange Commission (the “SEC”), which provides for the issuance by the Company of up to $100,000,000 in common stock, preferred stock, debt securities, warrants and rights, either individually or in units. The registration statement was declared effective by the SEC on April 24, 2020.

Planned Merger and Spin-Off

On May 17, 2020, the Company, Petros Pharmaceuticals, Inc., a Delaware corporation formed for the purposes of effecting transactions contemplated by the Merger Agreement (as defined below) (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Nevada corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into the Company, with the Company surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”).

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros common stock equal to the quotient resulting from the formula of (i) 95,908,502 divided by (ii) the number of fully-diluted units of the Company outstanding immediately prior to the effective time of the Mergers. As a result of the Neurotrope Merger, each outstanding share of the Company’s common stock will be exchanged for one (1) share of Petros common stock and each outstanding share of the Company’s preferred stock will be exchanged for one (1) share of Petros preferred stock. Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as the Company’s preferred stock prior to the Mergers. In addition, each outstanding option to purchase the Company’s common stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the closing of the Mergers (the “Closing”) will be converted into equivalent options and warrants to purchase shares of Petros common stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement. All the options will become immediately exercisable pursuant to the change of control provisions contained therein.

Upon Closing, the current shareholders of the Company will own approximately 20.0% of the combined company and the current Metuchen investors will own approximately 80.0% of the combined company. The Board of Directors of Petros is expected to consist of nine members, five of whom will be designated by Metuchen and four of whom will be designated by the Company. Upon closing, Metuchen will be the accounting acquirer in the Mergers, but not the legal acquirer. As such, the Mergers are deemed a reverse recapitalization under the guidance of ASC 805 and, upon consummation, the historical financial statements of Metuchen will become the historical financial statements of the combined company.

In connection with the Mergers, the Company plans to spin-off (the “Spin-Off”) its wholly-owned subsidiary, Neurotrope Bioscience, Inc. Substantially all of the consolidated operations of the Company were conducted through such subsidiary and substantially all of the consolidated operating assets and liabilities of the Company reside in such subsidiary. The Spin-Off is planned to be made as a distribution to the Company’s stakeholders as of a record date prior to the Mergers, but the distribution is currently contemplated to occur after the Closing. The spun-off entity will be capitalized with all cash in excess of the $20 million which is to be retained in the combined company, subject to adjustment for the proceeds from any exercise of the Company’s warrants between the date of execution of the Merger Agreement and closing of the Mergers. The proceeds of any such warrant exercises will be split 80% to Metuchen and 20% to the spun-off entity. The record date for the Spin-Off, the ratio of the Spin-Off shares distributed to the Company shareholders held as of the record date and the extent to which other stakeholders of the Company may be entitled to participate in the Spin-Off have not yet been determined.

Consummation of the Mergers is subject to certain closing conditions, including, among other things, approval by the common stockholders of the Company and Metuchen and the listing of the Petros common stock on the Nasdaq Stock Market after the Mergers. The Company has not yet set a date for its shareholder meeting The Merger Agreement contains certain termination rights for both the Company and Metuchen, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1.0 million plus third party expenses incurred by the terminating party.

WCT Letter of Intent

On May 28, 2020, Neurotrope Bioscience entered into a letter of intent with WCT (the “LOI”), pursuant to which the parties agreed to negotiate a definitive agreement for the provision of clinical trial development services by WCT in connection with a proposed Phase 2 study assessing safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment. Pursuant to the terms of the LOI, Neurotrope Bioscience agreed to pay to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors.

Agreements with BryoLogyx

On June 9, 2020, the Company entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as the Company’s exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company has agreed to place an initial order of one gram of current good manufacturing practice (“cGMP”) synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product (“API”), to be shipped by BryoLogyx within 60 days after the date upon which BryoLogyx obtains cGMP certification for production of API, which certification shall be obtained no later than March 31, 2021. The Company may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date.

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute of the National Institutes of Health (“NCI”), under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. The Company further agreed that, following the transfer of the CRADA, it will assign to BryoLogyx its investigational new drug application (“IND”) for CD22 currently on file with the U.S. Food and Drug Administration. As consideration for the transfer of the CRADA and IND, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and the related notes appearing elsewhere in this report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included elsewhere in this report and our annual report on Form 10-K for the year ended December 31, 2019.

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

Planned Merger and Spin-Off

On May 17, 2020, we entered into the Merger Agreement with Petros, Merger Sub 1, Merger Sub 2 and Metuchen. The Merger Agreement provides for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros and (2) the merger of Merger Sub 2 with and into us, with us surviving as a wholly-owned subsidiary of Petros.

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros common stock equal to the quotient resulting from the formula of (i) 95,908,502 divided by (ii) the number of our fully-diluted units outstanding immediately prior to the effective time of the Mergers. As a result of the Neurotrope Merger, each outstanding share of our common stock will be exchanged for one (1) share of Petros common stock and each outstanding share of our preferred stock will be exchanged for one (1) share of Petros preferred stock. Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as our preferred stock prior to the Mergers. In addition, each outstanding option to purchase our common stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the closing of the Mergers (the “Closing”) will be converted into equivalent options and warrants to purchase shares of Petros common stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement.

Upon the Closing, on a pro forma basis, our current shareholders will own approximately 20.0% of the combined company and current Metuchen investors will own approximately 80.0% of the combined company.

In connection with the Mergers, we plan to spin-off our wholly-owned subsidiary, Neurotrope Bioscience, Inc. Substantially all of our consolidated operations were conducted through such subsidiary and substantially all of the consolidated operating assets and liabilities of ours reside in such subsidiary. The Spin-Off is planned to be made as a distribution to our stakeholders as of a record date prior to the Mergers, but the distribution is currently contemplated to occur after the Closing. The spun-off entity will be capitalized with all cash in excess of the $20 million to be retained by Metuchen, subject to adjustment for the proceeds from any exercise of our warrants between the date of execution of the Merger Agreement and closing of the Mergers. The proceeds of any such warrant exercises will be split 80% to Metuchen and 20% to the spun-off entity. The record date for the Spin-Off, the ratio of the Spin-Off shares distributed to our shares held as of the record date and the extent to which other stakeholders of ours may be entitled to participate in the Spin-Off have not yet been determined.

Consummation of the Mergers is subject to certain closing conditions, including, among other things, approval by our securityholders and Metuchen and the listing of the Petros common stock on the Nasdaq Stock Market after the Mergers. The Company has not yet set a date for its shareholder meeting.

Results of Most Recent Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100 patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged Worldwide Clinical Trials, Inc. (“WCT”), in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a new Services Agreement (the “New Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.7 million in total expenses of which WCT has represented a total of approximately $7.3 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

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

The confirmatory Phase 2 multicenter trial was designed to assess the safety and efficacy of Bryostatin-1 as a treatment for cognitive deficits in patients with moderate to severe AD — defined as a Mini Mental State Exam 2 (“MMSE-2”) score of 4-15 – who are not currently taking memantine. Patients were randomized 1:1 to be treated with either Bryostatin-1 20μg or placebo, receiving 7 doses over 12 weeks. Patients on memantine, an NMDA receptor antagonist, were excluded unless they had been discontinued from memantine treatment for a 30-day washout period prior to study enrollment. The primary efficacy endpoint was the change in the SIB score between the baseline and week 13. Secondary endpoints included repeated SIB changes from baseline SIB at weeks 5, 9, 13 and 15.

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

In connection with the additional analysis, we also announced the approval of a $2.7 million award from the National Institutes of Health to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. The grant provides for funds in the first year of approximately $1.0 million and funding in year two of approximately $1.7 million subject to satisfactory progress of the project. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1. On May 28, 2020, Neurotrope Bioscience, Inc. entered into a non-binding letter of intent with WCT pursuant to which the parties agreed to negotiate a definitive agreement for the provision of clinical trial development services by WCT in connection with a proposed Phase 2 study assessing safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) on January 29, 2019 for the research and clinical development of Bryostatin-1. Under the CRADA, we will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase 1 clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response. In connection with the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to the CRADA, subject to the receipt of NCI’s consent.

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

Recent Developments

Registered Direct Offering

On January 22, 2020, we entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors. Pursuant to the terms of the purchase agreement, we issued to the purchasers in a registered offering an aggregate of 18,000 shares of our newly designated Series D Convertible Preferred Stock, par value $0.0001 per share (the “Series D Preferred Stock”) (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million. The warrants are exercisable at a price of $1.65 per share immediately upon issuance. They feature a five-year term and a right by us, in certain circumstances, to call for the cancellation of up to 50% of the shares of common stock underlying such warrants for consideration equal to $0.0001 per share of underlying common stock in the event the value weighted average price of our common stock exceeds $5.00 for each of 10 consequence trading days in a 30-day calendar period. The Series D Preferred Stock and the Series H warrants are immediately separable and were issued separately. The net proceeds to us from the offering were approximately $16.4 million, after deducting financial advisory fees and offering expenses paid by us.

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

Comparison of the three months ended March 31, 2020 and March 31, 2019

The following table summarizes our results of operations for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019	Dollar Change	% Change
Revenue	$-	$-	$-	0%
Operating Expenses:
Research and development expenses – Other	$156,047	$1,861,293	$(1,705,246)	(91.6)%
General and administrative expenses – Related party	$7,361	$12,5000	$(5,139)	(41.1)%
General and administrative expenses – Other	$1,787,987	$1,328,500	$459,487	34.6%
Stock based compensation expenses – Related Party	$21,001	$78,289	$(57,288)	(73.2)%
Stock based compensation expenses – Other	$635,815	$1,515,475	$(879,660)	(58.0)%
Other income, net	$70,867	$106,899	$(36,032)	(33.7)%
Net loss	$2,537,344	$4,689,158	$(2,151,814)	(45.9)%

Revenues

We did not generate any revenues for the three months ended March 31, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the three months ended March 31, 2020 were $2,608,211 as compared to $4,796,057 for the three months ended March 31, 2019, a decrease of approximately 46%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the three months ended March 31, 2020, we incurred $156,047 in research and development expenses with non-related parties as compared to $1,861,293 for the three months ended March 31, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial for AD. Of these expenses, for the three months ended March 31, 2020, $75,026 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $66,628 for clinical consulting services, $7,479 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $6,914 for development of alternative drug supply with Stanford University as compared to, for the three months ended March 31, 2019, $1,628,962 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $220,901 for clinical consulting services, $7,430 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $4,000 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially decrease, in the short term, as our confirmatory Phase 2 clinical trial was recently concluded. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $7,361 for the three months ended March 31, 2020 versus $12,500 for the three months ended March 31, 2019. The decrease is attributable to the resignation of two members of our board of directors in February 2020, who are affiliates of CRE.

We incurred $1,787,987 and $1,328,500 of general and administrative expenses for the three months ended March 31, 2020 and 2019, respectively, an increase of approximately 35%. Of the amounts for the three months ended March 31, 2020, as compared to the comparable 2019 period: $652,060 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $610,320 for the 2019 comparable period. The increase for the three months ending March 31, 2020 is principally based upon contractual bonus payments made to certain officers of $272,500; $318,973 was incurred for ongoing legal expenses versus $76,088 for the 2019 comparable period based upon work associated with our strategic alternatives and planning for our January 2020 capital raise; $399,751 was incurred for outside operations consulting services, versus $162,684 for the 2019 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting services; $43,898 was incurred for travel expenses, versus $57,585 for the 2019 comparable period; $133,179 was incurred for investor relations services versus $189,042 for the 2019 comparable period; $31,212 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $62,307 for the 2019 comparable period; $154,314 was incurred for insurance, versus $107,500 for the 2019 comparable period; and $54,600 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $62,974 for the 2019 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $21,001 and $78,289 for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily attributable to fully expensing certain options in 2019.

We incurred $635,815 and $1,515,475 of non-related party non-cash expenses for the three months ended March 31, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income, net

We earned $70,867 of interest income for the three months ended March 31, 2020 as compared to $106,899 for the three months ended March 31, 2019 on funds deposited in interest bearing money market accounts.

Net loss and loss per share

We incurred losses of $2,537,344 and $4,689,158 for the three months ended March 31, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses. Earnings (losses) per common share were ($0.14) and ($0.36) for the three months ended March 31, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to the decrease in our net loss and an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the three months ended March 31, 2020 excludes 21,731,258 warrants and options to purchase 2,326,573 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended March 31, 2019, the computation excludes 10,214,357 warrants and options to purchase 2,195,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of March 31, 2020, we had an accumulated deficit of $91,354,187 and had working capital of $32,152,056 as compared to working capital of $17,397,094 as of December 31, 2019. The $14,754,962 increase in working capital was primarily attributable to an increase in cash of approximately $16.5 million, net of transaction expenses, from our registered direct offering of common stock and warrants (described below) offset by our net loss, excluding non-cash compensation and consulting expenses and depreciation, of $1,762,427 plus capital expenditures of $2,599.

On January 22, 2020, we entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors, pursuant to which we sold in a registered offering an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock, for an aggregate purchase price of approximately $18 million (See Footnote 6 to the Financials - Common Stock, for transaction details.)

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

	Three months ended March 31,
	2020	2019
Cash used in operating activities	$1,738,673	$(4,816,621)
Cash used in investing activities	2,599	5,214
Cash provided by financing activities	16,519,988	-

Net Cash Used in Operating Activities

Cash used in operating activities was $1,738,673 for the three months ended March 31, 2020, compared to $4,816,621 for the three months ended March 31, 2019. The $3,077,948 decrease primarily resulted from the decreased net loss of approximately $2.1 million and by the decrease in payable of approximately $1.7 million, offset by a decrease in non-cash stock-based compensation expenses of approximately $800,000, for the three months ended March 31, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,599 for the three months ended March 31, 2020 compared to $5,214 for the three months ended March 31, 2019. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,519,988 for the three months ended March 31, 2020 compared to $0 for the three months ended March 31, 2019. Net cash provided for the three months ended March 31, 2020 was the result of funds raised through the sale of common stock and warrants to investors from our registered direct public offering as described below.

On January 22, 2020, we raised, through a registered direct offering, approximately $16.5 million in net proceeds. Pursuant to the terms of a purchase agreement, we issued to the purchasers an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock for an aggregate purchase price of approximately $18 million.

As of May 8, 2020, we had approximately $31.8 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-Q filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial, in addition to our current plans regarding the strategic alternative disclosed above in “Overview - Planned Merger and Spin-Off.”

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

An evaluation was performed under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, our principal executive officer and principal financial officer, respectively, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are not effective due to: inadequate segregation of duties consistent with control objectives in the areas over certain payroll and banking systems and user access controls; ineffective processes over period end financial disclosure and reporting including documentation of GAAP disclosure and reporting reviews supporting the financial reporting process and changes to chart of accounts; and ineffective information technology (IT) general computing controls including lack of risk and design assessments supporting IT security policies and procedures, user access, and IT controls within third party contracts. These weaknesses may affect management’s ability to determine if errors or inappropriate actions have taken place. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible changes in our disclosure controls and procedures.

We previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, that our management, including our Chairman of the Board, principal executive officer and principal financial officer, assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by the Annual Report on Form 10-K for the fiscal year ended December 31, 2019, such internal controls and procedures were not effective to detect the inappropriate application of US generally accepted accounting principles. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that may be considered to be material weaknesses. This material weakness continues to exist. The material weaknesses did not result in any identified misstatements to the consolidated financial statements and there were no changes to previously released financial results.

The Company intends to hire additional personnel to allow for improved financial reporting controls and segregation of duties and institute further IT controls when the Company’s operations and revenues have grown to the point of warranting such controls.

Changes in Internal Controls over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, there have been no material changes to our risk factors contained in our Annual Report on Form 10-K for the period ended December 31, 2019. For a further discussion of our Risk Factors, refer to the “Risk Factors” discussion contained in our Annual Report on Form 10-K.

Our business may be adversely affected by the ongoing coronavirus pandemic.

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in Wuhan, China, and has since spread to multiple countries, including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, and other measures.

These and similar, and perhaps more severe, disruptions may affect patient recruitment and the pace of enrollment in our next Bryostatin-1 clinical trial. Some patients and clinical investigators may not be able to comply with clinical trial protocols and patients may choose to withdraw from our studies as quarantines impede patients’ movement or interrupt healthcare services. Restrictions on transport of clinical materials, as well as diversion of hospital staff and resources to COVID-19 infected patients, may also delay our next Bryostatin-1 clinical trial.

The spread of COVID-19, may also materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, it has significantly disrupted global financial markets, and may limit our ability to access capital, which could in the future negatively affect our liquidity. A recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The ultimate impact of the COVID-19 outbreak or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, the effects could have a material impact on our business, results of operations and financial condition, and we will continue to monitor the COVID-19 situation closely.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended March 31, 2020.

On March 2, 2020, we issued warrants to purchase 90,000 shares of common stock to Katalyst Securities LLC as compensation for financial advisory services.

On March 2, 2020, we issued warrants to purchase 50,000 shares of common stock to GP Nurmenkari Inc. as compensation for investor relations services.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

We are providing the following disclosure in lieu of filing a Current Report on Form 8-K relating to Item 1.01, “Entry into a Material Definitive Agreement.”

Supply Agreement

On June 9, 2020, we entered into a supply agreement (the “Supply Agreement”) with BryoLogyx Inc. (“BryoLogyx”), pursuant to which BryoLogyx agreed to serve as our exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, we have agreed to place an initial order of one gram of current good manufacturing practice (“cGMP”) synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product (“API”), to be shipped by BryoLogyx within 60 days after the date upon which BryoLogyx obtains cGMP certification for production of API, which certification shall be obtained no later than March 31, 2021. We may place additional orders for API beyond the initial order by making a written request to BryoLogyx no later than six months prior to the requested delivery date. We agreed to pay a price per gram of API equal to the cost of goods sold plus 15%, in each case calculated as at the time of production of the API requested by us.

The supply period under the Supply Agreement commences on the date that BryoLogyx receives cGMP certification for production of API and we accept the initial production run, and terminates upon (i) the fifth (5th) anniversary of the date of completion by us of our Phase III clinical trial using API or (ii) such earlier or later date as is agreed to by the parties.  Either party may terminate the Supply Agreement for cause as set forth in the Supply Agreement.

The Supply Agreement contains customary representations, warranties and agreements by the parties, as well as certain covenants regarding matters such as confidentiality.  The foregoing description of the Supply Agreement is not complete and is qualified in its entirety by reference to the full text of the Supply Agreement, a copy of which is attached to this report as Exhibit 10.4.

Transfer Agreement

In connection with the Supply Agreement, on June 9, 2020 (the “Effective Date”), we entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between us and the U.S. Department of Health and Human Services, as represented by the National Cancer Institute of the National Institutes of Health (“NCI”), under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. We further agreed that, following the transfer of the CRADA, we will assign to BryoLogyx our investigational new drug application (“IND”) currently on file with the U.S. Food and Drug Administration. As consideration for the transfer of the CRADA and IND, BryoLogyx has agreed to pay to us 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million (the date of receipt of such aggregate amount, the “End Date”).

The term of the Transfer Agreement commences on the Effective Date and will terminate upon the earliest to occur of the following: (i) the fifth (5th) business day after the Effective Date if the transfer has not occurred and we have not provided certain required notifications, (ii) the End Date, (iii) such other date as the parties agree to in writing or (iv) thirty (30) days following the delivery by one party of a written notice of an uncured material breach of an obligation by the other party.

The Transfer Agreement contains customary representations, warranties and agreements by the parties, as well as certain covenants regarding matters such as confidentiality.  The foregoing description of the Transfer Agreement is not complete and is qualified in its entirety by reference to the full text of the Transfer Agreement, a copy of which is attached to this report as Exhibit 10.5.

Item 6. Exhibits.

Exhibit Number

2.1**	Agreement and Plan of Merger and Reorganization, dated as of May 17, 2020, by and among Petros, the Company, Merger Sub 1, Merger Sub 2 and Metuchen (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.2	Form of Neurotrope Voting Agreement, by and between Metuchen and certain stockholders of the Company (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.3	Form of Metuchen Voting Agreement, by and between the Company and certain unitholders of Metuchen (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.4	Form of Lock-Up Agreement, by and between Petros, the Company, Metuchen and certain securityholders of the Company and Metuchen (incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

3.1	Form of Series D Preferred Certificate of Designation (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

4.1	Form of Series H Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.2	Consulting Advisory Agreement dated as of January 22, 2020, by and between the Company and Katalyst Securities, LLC (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2020).

10.3	Form of Juggernaut Backstop Agreement, by and between the Company and JCP III SM AIV, L.P. (incorporated by reference to Exhibit 99.9 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 18, 2020)

10.4*	Supply Agreement, dated as of June 9, 2020, by and between the Company and BryoLogyx Inc.

10.5*	Transfer Agreement, dated as of June 9, 2020, by and between the Company and BryoLogyx Inc.

31.1*	Certification of the President and Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following financial information from this Quarterly Report on Form 10-Q for the period ended March 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith.

**Certain schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: June 12, 2020	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: June 12, 2020	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President,
Secretary and Treasurer (principal financial officer)

