Form 10-Q
period 2020-06-30
Neurotrope, Inc.
filed 2020-08-10
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   001-38045

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer

1185 Avenue of the Americas, 3rd Floor	Identification No.)
New York, New York	(Zip code)
(Address of principal executive offices)	10036

(973) 242-0005

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NTRP	The Nasdaq Stock Market
Preferred Stock Purchase Rights		The Nasdaq Stock Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	◻	Accelerated filer	☒
Non-accelerated filer	◻	Smaller reporting company	☒
		Emerging growth company	◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of August 5, 2020, there were 23,777,539 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this report contain or may contain forward-looking statements. These statements, identified by words such as “plan,” “anticipate,” “believe,” “estimate,” “should,” “expect” and similar expressions, include our expectations and objectives regarding our future financial position, operating results and business strategy. These statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, the risk that the conditions to the closing of the merger with Metuchen Pharmaceuticals LLC contemplated by the merger agreement are not satisfied, including the failure to obtain stockholder approval for the transactions in a timely manner or at all, uncertainties as to the timing of the consummation of the mergers and the spin-off of Neurotrope's wholly-owned subsidiary, Neurotrope Bioscience, Inc., and our ability to consummate the transactions, the significant length of time associated with drug development and related insufficient cash flows and resulting illiquidity, our patent portfolio, our inability to expand our business, significant government regulation of pharmaceuticals and the healthcare industry, lack of product diversification, availability of our raw materials, existing or increased competition, stock volatility and illiquidity, and the our failure to implement our business plans or strategies. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. Readers should carefully review this report in its entirety, including but not limited to our financial statements and the notes thereto and the risks described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Securities and Exchange Commission (the “SEC”). We advise you to carefully review the reports and documents we file from time to time with the SEC, particularly our quarterly reports on Form 10-Q and our current reports on Form 8-K. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to publicly release any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events.

OTHER INFORMATION

When used in this report, the terms, “we,” the “Company,” “our,” and “us” refer to Neurotrope, Inc., a Nevada corporation (formerly BlueFlash Communications, Inc., a Florida corporation) and its consolidated subsidiary Neurotrope Bioscience, Inc. (“Neurotrope Bioscience”).

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2020	2019

CURRENT ASSETS
Cash and cash equivalents	$30,251,180	$17,382,038
Prepaid expenses	589,559	494,112

TOTAL CURRENT ASSETS	30,840,739	17,876,150

Fixed assets, net of accumulated depreciation	24,677	21,671

TOTAL ASSETS	$30,865,416	$17,897,821

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$967,632	$413,081
Accrued expenses	99,946	65,975

TOTAL CURRENT LIABILITIES	1,067,578	479,056

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Convertible preferred stock - 100,000 shares authorized, $0.0001 par value; 500 shares issued and outstanding as of June 30, 2020, 0 shares issued and outstanding as of December 31, 2019 Liquidation preference of $500,000 and $0 as of June 30, 2020 and December 31, 2019, respectively.	1	—
Common stock - 150,000,000 shares authorized, $0.0001 par value; 23,674,089 shares issued and outstanding as of June 30,2020; 13,068,023 shares issued and outstanding as of December 31, 2019;	2,368	1,307
Additional paid-in capital	124,081,782	106,234,301
Accumulated deficit	(94,286,313)	(88,816,843)

TOTAL SHAREHOLDERS’ EQUITY	29,797,838	17,418,765

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,865,416	$17,897,821

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

OPERATING EXPENSES:
Research and development	$438,423	$1,566,441	$594,470	$3,427,734
General and administrative - related party	—	12,500	7,361	25,000
General and administrative	2,165,064	1,705,391	3,953,051	3,033,891
Stock-based compensation - related party	—	47,177	21,001	125,466
Stock-based compensation	404,280	780,519	1,040,095	2,295,994

TOTAL OPERATING EXPENSES	3,007,767	4,112,028	5,615,978	8,908,085

OTHER INCOME (EXPENSE):
Interest income	75,641	104,562	146,508	211,461

Net loss before income taxes	2,932,126	4,007,466	5,469,470	8,696,624

Provision for income taxes	—	—	—	—

Net loss	$2,932,126	$4,007,466	$5,469,470	$8,696,624

PER SHARE DATA:

Basic and diluted loss per common share	$0.13	$0.31	$0.27	$0.67

Basic and diluted weighted average common shares outstanding	22,095,600	12,940,100	20,155,900	12,931,200

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended June 30, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2019	12,922,370	$1,292	$—	$—	$101,795,874	$(78,371,251)	$23,425,915

Issuance of common stock for consulting fees	49,579	5	—	—	352,743	—	352,743

Issuance of warrants for consulting fees	—	—	—	—	577,092	—	577,092

Exercise of common stock warrants	11,000	1	—	—	48,069	—	48,070

Stock based compensation	—	—	—	—	827,696	—	827,696

Net loss	—	—	—	—	—	(4,007,466)	(4,007,466)

Balance June 30, 2019	12,982,949	$1,298	—	$—	$103,601,474	$(82,378,717)	$21,224,050

	Six Months Ended June 30, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$—	$—	$100,202,110	$(73,682,093)	$26,521,309

Issuance of common stock for consulting fees	49,579	5	—	—	352,743	—	352,748

Issuance of warrants for consulting fees	—	—	—	—	577,092	—	577,092

Exercise of common stock warrants	11,000	1	—	—	48,069	—	48,070

Stock based compensation	—	—	—	—	2,421,460	—	2,421,460

Net loss	—	—	—	—	—	(8,696,624)	(8,696,624)

Balance June 30, 2019	12,982,949	$1,298	—	$—	$103,601,474	$(82,378,717)	$21,224,055

	Three Months Ended June 30, 2020
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance April 1, 2020	20,948,330	$2,096	$4,998	$1	$123,527,245	$(91,354,187)	$32,175,155

Stock based compensation	—	—	—	—	404,280	—	404,280

Issuance of warrants for consulting fees	—	—	—	—	150,529	—	150,529

Sale of preferred stock and warrants	—	—	—	—	—	—	—

Conversion of preferred stock to common stock	2,725,759	272	(4,498)	—	(272)	—	(0)

Net loss	—	—	—	—	—	(2,932,126)	(2,932,126)

Balance June 30, 2020	23,674,089	$2,368	500	$1	$124,081,782	$(94,286,313)	$29,797,838

	Six Months Ended June 30, 2020
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2020	13,068,023	$1,307	—	$—	$106,234,301	$(88,816,843)	$17,418,765

Stock based compensation	—	—	—	—	1,061,096	—	$1,061,096

Issuance of warrants for consulting fees	—	—	—	—	267,459	—	267,459

Sale of preferred stock and warrants	—	—	18,000	2	16,519,986	—	16,519,988

Conversion of preferred stock to common stock	10,606,066	1,061	(17,500)	(1)	(1,060)	—	—

Net loss	—	—	—	—	—	(5,469,470)	(5,469,470)

Balance June 30, 2020	23,674,089	$2,368	500	$1	$124,081,782	$(94,286,313)	$29,797,838

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(5,469,470)	$(8,696,624)
Adjustments to reconcile net loss to net cash used by operating activities
Stock based compensation	1,061,096	2,421,460
Consulting services paid by issuance of common stock	—	352,748
Consulting services paid by issuance of common stock warrants	267,459	577,092
Depreciation expense	2,407	1,793
Change in assets and liabilities
Decrease in prepaid expenses	(95,447)	(193,210)
Increase (decrease) in accounts payable	554,551	(2,102,817)
Increase (decrease) in accrued expenses	33,971	(1,999)
Total adjustments	1,824,037	1,055,067

Net Cash Used in Operating Activities	(3,645,433)	(7,641,557)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,413)	(5,214)

Net Cash Used in Investing Activities	(5,413)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	—	48,070
Net proceeds from issuance of preferred stock and warrants	16,519,988	—

Net Cash Provided by Financing Activities	16,519,988	48,070

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	12,869,142	(7,598,701)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,382,038	28,854,218

CASH AND EQUIVALENTS AT END OF PERIOD	$30,251,180	$21,255,517

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Business, and Liquidity:

Organization & Business

Neurotrope Bioscience was incorporated in Delaware on October 31, 2012. Neurotrope Bioscience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope Bioscience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to Neurotrope Bioscience on February 28, 2013 (see Note 4, “Related Party Transactions and Licensing / Research Agreements”).

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

On October 8, 2019, following the Company’s announcement of top-line results from its Phase 2 study of Bryostatin-1 in moderate to severe AD, the Company announced its plans to explore strategic alternatives to maximize shareholder value. The Company’s Board of Directors (the “Board”) formed a strategic alternatives committee to evaluate its alternatives, including, but not necessarily limited to, collaborations or merger and acquisition transactions (see below- “Planned Merger and Spin-Off”.)

Planned Merger and Spin-Off

On May 17, 2020, the Company, Petros Pharmaceuticals, Inc., a Delaware corporation formed for the purposes of effecting transactions contemplated by the Merger Agreements (as defined below) (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement (the “Merger Agreement Amendment” and, together with the Original Merger Agreement, the “Merger Agreement”) dated as of July 23, 2020, which provides for (1) the merger of Merger Sub 1 with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into the Company, with the Company surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”).

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros common stock, par value $0.0001 per share (the “Petros Common Stock”) equal to the quotient resulting from the formula of (i) 82,587,877 divided by (ii) the number of fully-diluted units of Metuchen outstanding immediately prior to the effective time of the Mergers, subject to adjustment. In addition, each securityholder of Metuchen prior to the Mergers will receive a right to receive such securityholder’s pro rata share of an aggregate of 13,320,624 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement.  As a result of the Neurotrope Merger, each outstanding share of Neurotrope common stock, par value $0.0001 per share (the “Neurotrope Common Stock”) will be exchanged for one (1) share of Petros Common Stock and each outstanding share of Neurotrope preferred stock, par value $0.0001 per share (the “Neurotrope Preferred Stock”) will be exchanged for one (1) share of Petros preferred stock (the “Petros Preferred Stock”). Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as the Neurotrope Preferred Stock prior to the Mergers. In addition, each outstanding option to purchase Neurotrope Common Stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the closing of the Mergers (the “Closing”) will be converted into equivalent options and warrants to purchase shares of Petros Common Stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement.

Upon the Closing, it is anticipated that current Neurotrope stockholders will own approximately 22.5% of Petros and current Metuchen securityholders will own approximately 77.5% of Petros.  The Board of Directors of Petros is expected to consist of nine members, five of whom will be designated by Metuchen and four of whom will be designated by the Company. Upon closing, Metuchen will be the accounting acquirer in the Mergers, but not the legal acquirer. As such, the Mergers are deemed a reverse recapitalization under the guidance of ASC 805 and, upon consummation, the historical financial statements of Metuchen will become the historical financial statements of the combined company.

In addition, as a condition to the consummation of the Mergers, Neurotrope is required to approve a spin-off transaction (the “Spin-Off”) whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided for in the Merger Agreement, and all of the operating assets and liabilities of the Company not retained by the Company in connection with the Mergers will be contributed to a wholly-owned subsidiary of the Company (“Neurotrope SpinCo”) and (ii) holders of record of Neurotrope Common Stock and certain warrants will receive a pro rata distribution of one share of Neurotrope SpinCo’s common stock for each share of Neurotrope Common Stock held or underlying certain warrants, contingent upon the consummation of the Mergers.  The record date for the Spin-Off, the ratio of the Spin-Off shares distributed to the Company shareholders held as of the record date and the extent to which other stakeholders of the Company may be entitled to participate in the Spin-Off have not yet been determined.

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

On July 23, 2020, the Company, Petros, Merger Sub 1, Merger Sub 2 and Metuchen entered into the Merger Agreement Amendment.  See Note 9, “Subsequent Events”.

Liquidity

As of June 30, 2020, the Company had approximately $30.3 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the Company’s issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020 (see Note 6, “Common Stock”) partially offset by cash used for operating activities during the 2020 period. The Company expects that its current cash and cash equivalents will be sufficient to support its projected operating requirements over at least the next 12 months from the Form 10-Q filing date, which would include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon, but  do not take into account the potential impact of  the planned merger and  spin-off disclosed above.

The future course of the Company’s operations and research and development activities will include a continuing Phase 2, 100 patient clinical trial which is planned to commence during the third quarter 2020 (see Note 5 below) and will be contingent upon the Company’s current plans regarding the strategic alternative disclosed above under "Planned Merger and Spin-Off”.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the six months ended June 30, 2020 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At June 30, 2020, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $2.7 million. In addition, approximately $27.6 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at June 30, 2020 and December 31, 2019.

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

Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of June 30, 2020 and 2019, which were approximately 24.1 million shares and 12.5 million shares, respectively.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $66.9 million for the period from October 31, 2012 (inception) through June 30, 2020. The net operating loss carryforwards resulted in a deferred tax asset of approximately $16.7 million at June 30, 2020. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

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

CRE has entered into a material transfer agreement with the National Cancer Institute of the National Institutes of Health (“NCI”), pursuant to which the NCI has agreed to supply bryostatin required for the Company’s pre-clinical research and clinical trials. This agreement does not provide for a sufficient amount of bryostatin to support the completion of all of the clinical trials that the Company is required to conduct in order to seek U.S. Food and Drug Administration (“FDA”) approval of bryostatin for the treatment of AD. Therefore, CRE or the Company will have to enter into one or more subsequent agreements with the NCI for the supply of additional amounts of bryostatin. If CRE or the Company are unable to secure such additional agreements, or if the NCI otherwise discontinues for any reason supplying the Company with bryostatin, then the Company would have to either secure another source of bryostatin or discontinue its efforts to develop and commercialize bryostatin for the treatment of AD. In the interest of mitigating this risk, on June 9, 2020, the Company entered into a supply agreement (the "Supply Agreement") with BryoLogyx Inc. ("BryoLogyx"), pursuant to which BryoLogyx agreed to serve as the Company's exclusive supplier of synthetic Bryostatin-1. Pursuant to the terms of the Supply Agreement, the Company has agreed to place an initial order of one gram of current good manufacturing practice ("cGMP") synthetic Bryostatin-1 as an active pharmaceutical ingredient to be used in a drug product ("API"), to be shipped by BryoLogyx within 60 days after the date upon which BryoLogyx obtains cGMP certification for production of API, which certification shall be obtained no later than March 31, 2021.

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

Total stock-based compensation for the six months ended June 30, 2020 was $1,061,096, of which $398,840 was classified as research and development expense and $662,256 was classified as general and administrative expense, versus total stock-based compensation for the six months ended June 30, 2019 of $2,421,460, of which $695,406 was classified as research and development expense and $1,726,054 was classified as general and administrative expense. For the three months ended June 30, 2020, total stock-based compensation was $404,280, of which $161,642 was classified as research and development expense and $242,638 was classified as general and administrative expense, versus total stock-based compensation for the three months ended June 30, 2019 totaling $827,696, of which $137,658 was classified as research and development expense and $690,038 was classified as general and administrative expense.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted During the Period:

In August 2018 the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. This standard modifies certain disclosure requirements on fair value measurements. This standard became effective for the Company on January 1, 2020. The adoption of this standard did not have a material impact on the Company’s financial statements.

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, Neurotrope Bioscience entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to Neurotrope Bioscience a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Neurotrope Bioscience is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. Neurotrope Bioscience must also pay Stanford royalties  of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of June 30, 2020, no royalties nor milestone payments have been required.

On January 19, 2017, Neurotrope Bioscience entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to Neurotrope Bioscience a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, Neurotrope Bioscience will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by Neurotrope Bioscience relating to the licensed technology. The Company has made all required annual maintenance payments. As of June 30, 2020, no royalties nor milestone payments have been required.

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

The Company will pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company would be obligated to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $150,000 consisting of licensing fees of $75,000 plus development costs and patent fees of approximately $75,000. As of June 30, 2020, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, Neurotrope’s CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of June 30, 2020.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc. (“CRE”)

James Gottlieb, who resigned as a director of the Company on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of the Company on February 25, 2020, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 1.2% of the Company’s outstanding common stock as of June 30, 2020.

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

After the initial Series A Stock financing, the CRE License Agreement required Neurotrope Bioscience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the six months ended June 30, 2020 or fiscal year 2019.

In addition, the CRE License Agreement requires the Company to pay CRE a “Fixed Research Fee” of $1 million per year for five years, commencing on the date that the Company completes a Series B Preferred Stock financing resulting in proceeds of at least $25,000,000 (the “Series B Financing “) which shall also include the proceeds from the exercise of any Series A warrants, Series B warrants, and Series E warrants. This Fixed Research Fee has not been triggered. The CRE License Agreement also requires the payment of royalties ranging between 2% and 5% of the Company’s revenues generated from the licensed patents and other intellectual property, dependent upon the percentage ownership that NRV, Inc. holds in the Company.

In addition, on November 10, 2018, Neurotrope Bioscience and CRE entered into a second amendment (the “Second Amendment”) to the TLSA pursuant to which CRE granted certain patent prosecution and maintenance rights to Neurotrope Bioscience. Under the Second Amendment, Neurotrope Bioscience will have the sole and exclusive right and the obligation, to apply for, file, prosecute and maintain patents and applications for the intellectual property licensed to Neurotrope Bioscience, and pay all fees, costs and expenses related to the licensed intellectual property. Neurotrope Bioscience paid CRE $10,000 in consideration of this Second Amendment.

Note 5 – Commitments:

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope Bioscience executed a Services Agreement (the “2018 Services Agreement”) with Worldwide Clinical Trials, Inc. (“WCT”). The 2018 Services Agreement related to services for Neurotrope Bioscience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “2018 Study”). Pursuant to the terms of the 2018 Services Agreement, WCT provided services to target enrollment of approximately one hundred (100) 2018 Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The Company has incurred all of the expenses associated with the 2018 Services Agreement as of June 30, 2020.

On July 23, 2020, Neurotrope Bioscience entered into an additional services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for the Company’s Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) 2020 Study subjects. The Company and Neurotrope Bioscience expect that the first 2020 Study site will be initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, the Company was awarded a $2.7 million grant from the National Institutes of Health (“NIH”), which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with their entry into the 2020 Services Agreement, the parties agreed that WCT would invoice Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $490,000; (ii) pass-through expenses of approximately $140,000; and (iii) investigator/institute fees of approximately $310,000, which in each case will be due within ten (10) days of Neurotrope Bioscience’s receipt of such invoice. Remaining amounts due to WCT will be paid as services and related expenses are incurred. Neurotrope Bioscience may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

Pursuant to the terms of a letter of intent between Neurotrope Bioscience and WCT, dated May 28, 2020, which anticipated the entry into the 2020 Services Agreement, Neurotrope Bioscience paid to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors. As of June 30, 2020, approximately $200,000 of expenses have been incurred in connection with the 2020 Services Agreement, which was applied against the advance paid to WCT.  (See Note 9, “Subsequent Events”).

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

Key Features

On September 9, 2019, the Board declared a dividend of one preferred share purchase right (a “Right”), payable on September 19, 2019, for each share of common stock, par value $0.0001 per share, of the Company outstanding on September 19, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of September 9, 2019, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Each one one-thousandth of a Preferred Share entitles the holder thereof to receive (i) the same dividends and liquidation rights as if the holder held one share of common stock and will be treated the same as one share of common stock in the event of a merger, consolidation or other share exchange and (ii) one vote on all matters submitted to a vote of the Company’s stockholders, in each case subject to adjustment as described in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope Inc. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. As of June 30, 2020, there is no Series C Preferred Stock outstanding.

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

During the six months ended June 30, 2020, 17,500 shares of Series D Preferred Stock were converted into an aggregate of 10,606,066 shares of common stock. The remaining 500 shares of Series D Preferred Stock are convertible into an aggregate of 303,030 shares of common stock.

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

Note 7 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the six months ended June 30, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
	Number of	Exercise	Term	Value
	Shares	Price	(Years)	($ in thousands)
Options outstanding at January 1, 2020	2,366,519	$12.86	7.5	49.3
Options granted	60,000	$0.82		20.4
Less options forfeited	(27,282)	$5.30
Less options expired/cancelled	(127,664)	$10.76
Less options exercised	—	$—
Options outstanding at June 30, 2020	2,271,573	$12.75	7.1	$69.7
Options exercisable at June 30, 2020	1,789,278	$14.69	7.1	$13.4

Pursuant to the Company’s non-employee director compensation plan, in March 2020, the Company granted stock options to purchase an aggregate of 60,000 shares of the Company’s common stock to six members of the Board. The stock options have an exercise price of $0.82 per share and an expiration date that is ten years from the date of issuance. All of these options vest upon the first anniversary of the issuance date.

As of June 30, 2020, there was approximately $1.3 million of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of 1.1 years.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the six months ended June 30, 2020 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; an aggregate volatility based upon a blend of the Company’s and guideline company historical volatility of 99.46%; and Risk-free interest rate 0.92%. The weighted average grant date fair value of options granted for the six months ended June 30, 2020 is $0.73 per option, or a total for all grants of approximately $44,000.

Note 8 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the six months ended June 30, 2020:

Number
of shares
Warrants outstanding January 1, 2020	10,482,158
Warrants issued	11,389,100
Warrants exercised	—
Warrants outstanding June 30, 2020	21,871,258

Pursuant to its January 2020 offering, the Company issued a total of 11,109,100 five-year warrants to purchase shares of common stock at $1.65 per share (See Note 6, “Common Stock” above for details of the January 2020 offering.) Of the total warrants issued, 10,909,100 were issued to investors and 200,000 to the Company’s financial advisor.

As of June 30, 2020, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32, 114,000  warrants exercisable at $0.86, 140,000 warrants exercisable at $1.13, 140,000 warrants exercisable at $1.46, 11,109,100 warrants exercisable at $1.65, 4,916,603 warrants exercisable at $4.37,114,000 warrants exercisable at $5.31, 100,240 warrants exercisable at $6.25, 382,887 warrants exercisable at $6.40, 24,000 warrants exercisable at $7.12, 90,000 warrants exercisable at $7.13, 3,772,908 warrants exercisable at $12.80 and 819,914 warrants exercisable at $32.00.

Note 9 – Subsequent Events:

First Amendment to Merger Agreement and Employee Lease Agreement

On July 23, 2020, the Company, Petros, Merger Sub 1, Merger Sub 2 and Metuchen entered into the Merger Agreement Amendment which provides, among other things, that the aggregate number of shares of Petros common stock to be issued to the Metuchen securityholders in the Mergers is 82,587,877. In addition, upon the achievement of certain targets set forth in the Merger Agreement Amendment, Petros will deposit earnout payments (the “Earnout Payments”) with the exchange agent for distribution to each unitholder of Metuchen prior to the closing of the Metuchen Merger in accordance with such unitholder’s earnout pro rata percentage as follows:

●	If at any time following the closing of the Metuchen Merger and prior to July 31, 2022, the closing price per share of Petros common stock is:
(i)	greater than or equal to $1.8125 for a period of twenty (20) consecutive trading days, then the earnout payment will be equal to 3,330,156 shares of Petros common stock (“First Milestone Earnout Payment”);
(ii)	greater than or equal to $2.175 for a period of twenty (20) consecutive trading days, then the earnout payment will be equal to 3,330,156 shares of Petros common stock (the “Second Milestone Earnout Payment”);
(iii)	greater than or equal to $2.5375 for a period of twenty (20) consecutive trading days, then the earnout payment will be equal to 3,330,156 shares of Petros common stock (the “Third Milestone Earnout Payment”); and

(iv)	greater than or equal to $2.90 for a period of twenty (20) consecutive trading days, then the earnout payment will be equal to 3,330,156 shares of Petros common stock (the “Final Milestone Earnout Payment”).

Each Milestone Earnout Payment is only achievable and payable one time and no further payments with respect to any individual Milestone Earnout Payment will be achievable following its initial achievement. In no event will the sum of the First Milestone Earnout Payment, the Second Milestone Earnout Payment, the Third Milestone Earnout Payment and the Final Milestone Earnout Payment be greater than 13,320,624 shares of Petros common stock. If Milestones achieved, ownership percentages will be approximately 80% and 20% to former Metuchen and Neurotrope shareholders, respectively. Each reference to share prices and Petros common stock will be subject to adjustment for reverse and stock forward splits, stock dividends, stock combinations and other similar transaction of the Petros common stock that occur after the date of the Merger Agreement.

The Merger Agreement Amendment also amends and restates Section 9.2 of the Merger Agreement to provide that for so long as at least one of Josh Silverman, Bruce Bernstein, Charles Ryan and Ivan Gergel (the “Continuing Neurotrope Directors”) is serving on the board of directors of Petros, the Continuing Neurotrope Directors will have sole authority on behalf of Petros to approve any amendment to the Merger Agreement on behalf of the board of directors of Petros. The Merger Agreement Amendment additionally amends and restates certain defined terms in the Merger Agreement, including the definition of “Excess Cash” to adjust for costs associated with Charles Ryan’s employment and assistance to Metuchen and certain investor relations and public relations costs. Excess Cash relates to the amount of cash to be distributed to Neurotrope SpinCo in connection with the Spin-Off.

In connection with the entry into the Merger Agreement Amendment, on July 23, 2020, the Company, Neurotrope Bioscience and Metuchen entered into an Employee Lease Agreement (the “Employee Lease Agreement”), pursuant to which the Company and Neurotrope Bioscience agreed to lease the services of Dr. Charles Ryan, Chief Executive Officer of the Company, to Metuchen prior to the closing of the Metuchen Merger.  Pursuant to the terms of the Employee Lease Agreement, Dr. Ryan will devote no more than 75% of his working time performing services to Metuchen and Metuchen will pay 75% of the costs associated with Dr. Ryan’s employment from the period beginning on June 1, 2020 through the closing of the Metuchen Merger, including but not limited to, the costs for all compensation and benefits paid to, for or on behalf Dr. Ryan (the “Fees”).  The Fees pursuant to the Employee Lease Agreement will act to reduce the amount of cash that is retained by Petros following the closing of the Metuchen Merger, provided, however, that if the Mergers are not consummated and the Merger Agreement is terminated pursuant to its terms, Metuchen will not be required to pay any of the Fees.

WCT Services Agreement

On July 23, 2020, Neurotrope Bioscience entered into a services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for the Company’s Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) 2020 Study subjects. The Company and Neurotrope Bioscience expect that the first 2020 Study site will be initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, the Company has received a $2.7 million award from the National Institutes of Health, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with their entry into the 2020 Services Agreement, the parties agreed that WCT would invoice Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $490,000; (ii) pass-through expenses of approximately $140,000; and (iii) investigator/institute fees of approximately $310,000, which in each case will be due within ten (10) days of Neurotrope Bioscience’s receipt of such invoice. Neurotrope Bioscience may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

Of the total cost of the trial, as of August 5, 2020, approximately $1.5 million has been funded against the total trial cost.

SRAX Consulting Agreement

Effective as of July 3, 2020, the Company entered into a consulting agreement with SRAX, Inc. (“SRAX”) (the “SRAX Agreement”), pursuant to which SRAX agreed to provide investor relations consulting services to the Company. The term of the agreement continues until the first anniversary from the effective date and may be canceled by either SRAX or the Company with 30 days’ advance notice after the one-year term. As consideration for its services under the SRAX Agreement, the Company agreed to pay to SRAX 103,450 restricted shares of the Company’s common stock which vested immediately upon receipt.

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

Overview

We are a biopharmaceutical company with product candidates in pre-clinical and clinical development. Neurotrope Bioscience began operations in October 2012. We are principally focused on developing a product platform based upon a drug candidate called bryostatin for the treatment of Alzheimer’s disease (“AD”), which is in the clinical testing stage. We are also evaluating bryostatin for other neurodegenerative or cognitive diseases and dysfunctions, such as Fragile X syndrome, Multiple Sclerosis, and Niemann-Pick Type C disease, which have undergone pre-clinical testing. In addition, we are also in the early stages of testing bryostatin activity which may lead to applications in Leukemia and Lymphoma. Neurotrope has been a party to a technology license and services agreement with the original Blanchette Rockefeller Neurosciences Institute (“BRNI”) (which has been known as Cognitive Research Enterprises, Inc. (“CRE”) since October 2016), and its affiliate NRV II, LLC, which we collectively refer to herein as “CRE,” pursuant to which we now have an exclusive non-transferable license to certain patents and technologies required to develop our proposed products. Neurotrope Bioscience was formed for the primary purpose of commercializing the technologies initially developed by BRNI for therapeutic applications for AD or other cognitive dysfunctions. These technologies have been under development by BRNI since 1999 and, until March 2013, had been financed through funding from a variety of non-investor sources (which include not-for-profit foundations, the NIH, which is part of the U.S. Department of Health and Human Services, and individual philanthropists). From March 2013 forward, development of the licensed technology has been funded principally through the Company in collaboration with CRE.

Planned Merger and Spin-Off

On May 17, 2020, we entered into the Original Merger Agreement with Petros, Merger Sub 1, Merger Sub 2 and Metuchen, as subsequently amended by the Merger Agreement Amendment. The Merger Agreement provides for (1) the merger of Merger Sub 1, with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros and (2) the merger of Merger Sub 2 with and into us, with us surviving as a wholly-owned subsidiary of Petros.

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros Common Stock equal to the quotient resulting from the formula of (i) 82,587,877 divided by (ii) the number of fully-diluted units of Metuchen outstanding immediately prior to the effective time of the Mergers, subject to adjustment. In addition, each securityholder of Metuchen prior to the Mergers will receive a right to receive such securityholder’s pro rata share of an aggregate of 13,320,624 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement.  As a result of the Neurotrope Merger, each outstanding share of our common stock will be exchanged for one (1) share of Petros Common Stock and each outstanding share of our preferred stock will be exchanged for one (1) share of Petros Preferred Stock. Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as our preferred stock prior to the Mergers. In addition, each outstanding option to purchase our common stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the Closing will be converted into equivalent options and warrants to purchase shares of Petros Common Stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement. Upon the Closing, it is anticipated that our current stockholders will own approximately 22.5% of Petros and current Metuchen securityholders will own approximately 77.5% of Petros.  The Board of Directors of Petros is expected to consist of nine members, five of whom will be designated by Metuchen and four of whom will be designated by us.

In addition, as a condition to the consummation of the Mergers, Neurotrope is required to approve the Spin-Off whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided for in the Merger Agreement, and all of the operating assets and liabilities of ours not retained by us in connection with the Mergers will be contributed to Neurotrope SpinCo and (ii) holders of record of our common stock and certain warrants will receive a pro rata distribution of one share of Neurotrope SpinCo’s common stock for each share of our common stock held or underlying certain warrants, contingent upon the consummation of the Mergers.  The record date for the Spin-Off, the ratio of the Spin-Off shares distributed to our shareholders held as of the record date and the extent to which other stakeholders of ours may be entitled to participate in the Spin-Off have not yet been determined.

Consummation of the Mergers is subject to certain closing conditions, including, among other things, approval by the common stockholders of us and Metuchen and the listing of the Petros common stock on the Nasdaq Stock Market after the Mergers. We have not yet set a date for its shareholder meeting. The Merger Agreement contains certain termination rights for both us and Metuchen, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1.0 million plus third party expenses incurred by the terminating party.

On July 23, 2020, we entered into (i) the Merger Agreement Amendment with Petros, Merger Sub 1, Merger Sub 2 and Metuchen and (ii) the Employee Lease Agreement with Neurotrope Bioscience and Metuchen.  See Note 9, “Subsequent Events”.

Results of Most Recent Confirmatory Phase 2 Clinical Trial

On May 4, 2018, we announced a confirmatory, 100-patient, double-blinded clinical trial for the safe, effective 20 μg dose protocol for advanced AD patients not taking memantine as background therapy to evaluate improvements in SIB scores with an increased number of patients. We engaged WCT, in conjunction with consultants and investigators at leading academic institutions, to collaborate on the design and conduct of the trial, which began in April 2018. During July 2018, the first patient was enrolled in this study. Pursuant to a Services Agreement (the “2018 Services Agreement”) with WCT dated as of May 4, 2018, WCT provided services relating to the trial. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The trial was substantially completed as of December 31, 2019. We incurred approximately $7.7 million in total expenses of which WCT has represented a total of approximately $7.3 million and approximately $400,000 of expenses were incurred to other trial-related vendors and consultants, resulting in a total savings for this trial of approximately $500,000.

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

In connection with the additional analysis, we also announced the approval of a $2.7 million award from the NIH to support an additional Phase 2 clinical study focused on the moderate stratum for which we saw improvement in the 203 study. The grant provides for funds in the first year of approximately $1.0 million and funding in year two of approximately $1.7 million subject to satisfactory progress of the project. We are planning to meet with the Food and Drug Administration (“FDA”) to present the totality of the clinical data for Bryostatin-1. We are continuing to determine how to proceed with respect to our current development programs for Bryostatin-1.

On July 23, 2020, Neurotrope Bioscience entered into an additional services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.  The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with the entry into the 2020 Services Agreement, we agreed that WCT would invoice Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $490,000; (ii) pass-through expenses of approximately $140,000; and (iii) investigator/institute fees of approximately $310,000, which in each case will be due within ten (10) days of Neurotrope Bioscience’s receipt of such invoice. See Note 3, “Clinical Trial Services Agreements” and Note 9, “Subsequent Events”.

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

Results of Operations

Comparison of the six months ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,		Dollar	%
	2020	2019	Change	Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$594,470	$3,427,734	$(2,833,264)	(82.7)%
General and administrative expenses – Related party	$7,361	$25,000	$(17,639)	(70.6)%
General and administrative expenses – Other	$3,953,051	$3,033,891	$919,160	30.3%
Stock based compensation expenses – Related Party	$21,001	$125,466	$(104,465)	(83.3)%
Stock based compensation expenses – Other	$1,040,095	$2,295,994	$(1,255,899)	(54.7)%
Other income, net	$146,508	$211,461	$(64,953)	(30.7)%
Net loss	$5,469,470	$8,696,624	$(3,227,154)	(37.1)%

Revenues

We did not generate any revenues for the six months ended June 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the six months ended June 30, 2020 were $5,615,978 as compared to $8,908,085 for the six months ended June 30, 2019, a decrease of approximately 37%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the six months ended June 30, 2020, we incurred $594,470 in research and development expenses with non-related parties as compared to $3,427,734 for the six months ended June 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial plus the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the six months ended June 30, 2020, $357,122 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $208,241 for clinical consulting services, $14,959 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $14,148 for development of alternative drug supply with Stanford University as compared to, for the six months ended June 30, 2019, $2,982,774 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $419,711 for clinical consulting services, $13,249 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $12,000 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $7,361 for the six months ended June 30, 2020 versus $25,000 for the six months ended June 30, 2019. The decrease is attributable to the resignation of two members of our board of directors in February 2020, who are affiliates of CRE.

We incurred $3,953,051 and $3,033,891 of general and administrative expenses for the six months ended June 30, 2020 and 2019, respectively, an increase of approximately 30%. Of the amounts for the six months ended June 30, 2020, as compared to the comparable 2019 period: $1,038,088 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,177,479 for the 2019 comparable period; $1,269,880 was incurred for ongoing legal expenses versus $284,857 for the 2019 comparable period based upon work associated with our strategic alternatives and planning for our January 2020 capital raise; $798,581 was incurred for outside operations consulting services, versus $423,938 for the 2019 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting services; $45,657 was incurred for travel expenses, versus $111,309 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $222,391 was incurred for investor relations services versus $621,923 for the 2019 comparable period, which additional expenses in the six months ended June 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $156,135 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $84,787 for the 2019 comparable period; $308,397 was incurred for insurance, versus $215,250 for the 2019 comparable period, which increase is primarily attributable to an increase in coverage; and $113,922 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $114,348 for the 2019 comparable period, which increase is primarily attributable to fees relating to document preparation for our announced strategic transactions.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $21,001 and $125,466 for the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $1,040,495 and $2,295,994 of non-related party non-cash expenses for the six months ended June 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income, net

We earned $146,508 of interest income for the six months ended June 30, 2020 as compared to $211,461 for the six months ended June 30, 2019 on funds deposited in interest bearing money market accounts.

Net loss and loss per share

We incurred losses of $5,469,470 and $8,696,624 for the six months ended June 30, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses. Earnings (losses) per common share were ($0.27) and ($0.67) for the six months ended June 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to the decrease in our net loss and an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the six months ended June 30, 2020 excludes 21,871,258 warrants and options to purchase 2,271,573 shares of our common stock as they are anti-dilutive due to our net loss. For the six months ended June 30, 2019, the computation excludes 10,317,357 warrants and options to purchase 2,295,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended June 30, 2020 and June 30, 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,
			Dollar	%
	2020	2019	Change	Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$438,423	$1,566,441	$(1,128,018)	(72.0)%
General and administrative expenses – Related party	$—	$12,500	$(12,500)	(100.0)%
General and administrative expenses – Other	$2,165,064	$1,705,391	$459,673	27.0%
Stock based compensation expenses – Related Party	$—	$47,177	$(47,177)	(100.0)%
Stock based compensation expenses – Other	$404,280	$780,519	$(376,239)	(48.2)%
Other income, net	$75,641	$104,562	$(28,921)	(27.7)%
Net loss	$2,932,126	$4,007,466	$(1,075,340)	(26.8)%

Revenues

We did not generate any revenues for the three months ended June 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the three months ended June 30, 2020 were $3,007,767 as compared to $4,112,028 for the three months ended June 30, 2019, a decrease of approximately 27%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the three months ended June 30, 2020, we incurred $438,423 in research and development expenses with non-related parties as compared to $1,566,441 for the three months ended June 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently initiated follow-on Phase 2 clinical trial for AD. Of these expenses, for the three months ended June 30, 2020, $282,095 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $141,614 for clinical consulting services, $7,480 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $7,234 for development of alternative drug supply with Stanford University as compared to, for the three months ended June 30, 2019, $1,353,811 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $198,811 for clinical consulting services, $5,819 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,000 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $0 for the three months ended June 30, 2020 versus $12,500 for the three months ended June 30, 2019. The decrease is attributable to the resignation of two members of our board of directors in February 2020, who are affiliates of CRE.

We incurred $2,165,064 and $1,705,391 of general and administrative expenses for the three months ended June 30, 2020 and 2019, respectively, an increase of approximately 27%. Of the amounts for the three months ended June 30, 2020, as compared to the comparable 2019 period: $386,029 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $567,159 for the 2019 comparable period. The decrease for the three months ending June 30, 2020 is principally based upon the resignation of our General Counsel and Regulatory Vice President in the June 30, 2019 period; $950,906 was incurred for ongoing legal expenses versus $208,769 for the 2019 comparable period based upon work associated with our strategic alternatives; $398,831 was incurred for outside operations consulting services, versus $261,254 for the 2019 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting services; $1,758 was incurred for travel expenses, versus $53,725 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $89,212 was incurred for investor relations services versus $432,881 for the 2019 comparable period, which additional expenses in the six months ended June 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $124,923 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $22,480 for the 2019 comparable period which increase is primarily attributable to fees relating to document preparation for our announced strategic transactions; $154,083 was incurred for insurance, versus $107,750 for the 2019 comparable period; and $59,322 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $51,373 for the 2019 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $0 and $47,177 for the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $404,280 and $780,519 of non-related party non-cash expenses for the three months ended June 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income, net

We earned $75,641 of interest income for the three months ended June 30, 2020 as compared to $104,562 for the three months ended June 30, 2019 on funds deposited in interest-bearing money market accounts.

Net loss and loss per share

We incurred losses of $2,932,126 and $4,007,466 for the three months ended June 30, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses and the initiation of our current Phase 2 follow-on clinical trial for AD. Earnings (losses) per common share were ($0.13) and ($0.31) for the three months ended June 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to the decrease in our net loss and an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the three months ended June 30, 2020 excludes 21,871,258 warrants and options to purchase 2,271,573 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended June 30, 2019, the computation excludes 10,317,357 warrants and options to purchase 2,295,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of June 30, 2020, we had an accumulated deficit of $94,286,313 and had working capital of $29,773,161 as compared to working capital of $17,397,094 as of December 31, 2019. The $12,376,067 increase in working capital was primarily attributable to an increase in cash of approximately $16.5 million, net of transaction expenses, from our registered direct offering of common stock and warrants (described below) offset by our net loss, excluding non-cash compensation and consulting expenses and depreciation, of $4,138,508 plus capital expenditures of $5,413.

On January 22, 2020, we entered into a securities purchase agreement with certain institutional investors and certain pre-existing high net worth individual investors, pursuant to which we sold in a registered offering an aggregate of 18,000 shares of Series D Preferred Stock (which are convertible into a total of 10,909,100 shares of common stock) and Series H warrants to purchase up to an aggregate of 10,909,100 shares of common stock, for an aggregate purchase price of approximately $18 million (See Note 6 to the Financials, “Common Stock,” for transaction details.)

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

	Six Months ended June 30,
	2020	2019
Cash used in operating activities	$3,645,433	$7,641,557
Cash used in investing activities	5,413	5,214
Cash provided by financing activities	16,519,988	48,070

Net Cash Used in Operating Activities

Cash used in operating activities was $3,645,433 for the six months ended June 30, 2020, compared to $7,641,557 for the six months ended June 30, 2019. The $3,996,124 decrease primarily resulted from the decreased net loss of approximately $3.2 million and by the decrease in payable of approximately $2.7 million, offset by a decrease in non-cash stock-based compensation expenses of approximately $2.0 million, for the six months ended June 30, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,413 for the six months ended June 30, 2020 compared to $5,214 for the six months ended June 30, 2019. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,519,988 for the six months ended June 30, 2020 compared to $48,070 for the six months ended June 30, 2019. Net cash provided for the six months ended June 30, 2020 was the result of funds raised through the sale of common stock and warrants to investors from our registered direct public offering as described below versus cash provided for the six months ended June 30, 2019 resulted from funds raised through exercise of warrants by investors in our historical private placements.

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

As of August 5, 2020, we had approximately $29.1 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-Q filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial, in addition to our current plans regarding the strategic alternative disclosed above in “Overview - Planned Merger and Spin-Off”.

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

Our financial condition, clinical development efforts, and results of operations could be adversely affected by the ongoing coronavirus outbreak.

Any outbreak of contagious diseases, such as COVID-19, or other adverse public health developments, could have a material and adverse effect on our business operations. Such adverse effects could include disruptions or restrictions on the ability of our, our collaborators’, or our suppliers’ personnel to travel, and could result in temporary closures of our facilities or the facilities of our collaborators or suppliers.

As COVID-19 continues to affect individuals and businesses around the globe, we will likely experience disruptions that could severely impact our business and clinical trials, including:

●	delays or difficulties in enrolling patients in our clinical trials, or drop-outs from our clinical trials, including those resulting from an inability to travel to our clinical trial sites as a result of quarantines or other restrictions resulting from COVID-19;
●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;
●	diversion or prioritization of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;
●	interruption of key clinical trial activities, such as clinical trial site monitoring, due to quarantines or other limitations on travel imposed or recommended by federal or state governments, employers and others;
●	limitations on employee resources that would otherwise be focused on the conduct of our clinical trials, including because of sickness of employees or their families or requirements imposed on employees to avoid contact with large groups of people;
●	delays in receiving approval from local regulatory authorities to initiate our planned clinical trials;
●	delays in clinical sites receiving the supplies and materials needed to conduct our clinical trials;
●	interruption in global shipping that may affect the transport of clinical trial materials, such as investigational drug product used in our clinical trials;
●	changes in local regulations as part of a response to the COVID-19 outbreak which may require us to change the ways in which our clinical trials are conducted, which may result in unexpected costs, or to discontinue the clinical trials altogether; and
●	delays in necessary interactions with local regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or forced furlough of government employees.

In addition, the continued spread of COVID-19 globally could adversely affect our manufacturing and supply chain. Parts of our direct and indirect supply chain may accordingly be subject to disruption or product contamination. Additionally, our results of operations could be adversely affected to the extent that COVID-19 or any other epidemic harms our business or the economy in general either domestically or in any other region in which we do business. The extent to which COVID-19 affects our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information that may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others, which could have an adverse effect on our business and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended June 30, 2020:

On June 1, 2020, we issued warrants to purchase 90,000 shares of common stock to Katalyst Securities LLC as compensation for financial advisory services.

On June 1, 2020, we issued warrants to purchase 50,000 shares of common stock to GP Nurmenkari Inc. as compensation for investor relations services.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

2.1**

Agreement and Plan of Merger and Reorgaization, dated as of May 17, 2020, by and among Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.2

Form of Neurotrope Voting Agreement, by and between Metuchen Pharmaceuticals LLC and certain stockholders of Neurotrope, Inc. (incorporated by reference to Exhibit 2.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.3

Form of Metuchen Voting Agreement, by and between Neurotrope, Inc. and certain unitholders of Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.4

Form of Lock-Up Agreement, by and between Petros Pharmaceuticals, Inc., Neurotrope, Inc., Metuchen Pharmaceuticals LLC and certain securityholders of Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 17, 2020).

2.5

First Amendment to Agreement and Plan of Merger, dated as of July 23, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2020).

10.1

Employee Lease Agreement, dated as of July 23, 2020, by and between Neurotrope, Inc., Neurotrope Bioscience, Inc. and Metuchen Pharmaceuticals, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2020).

10.2***

Services Agreement, by and between Worldwide Clinical Trials, Inc. and Neurotrope Bioscience, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended June 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Certain schedules and exhibits to the Merger Agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon request.

***Confidential treatment has been requested for certain portions of this exhibit. The unredacted document will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: August 10, 2020	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: August 10, 2020	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President,
Secretary and Treasurer (principal financial officer)