Form 10-Q
period 2020-09-30
Neurotrope, Inc.
filed 2020-11-09
CIK 1513856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File Number:   001-38045

Neurotrope, Inc.

(Exact name of registrant as specified in its charter)

Nevada	46-3522381
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification No.)

1185 Avenue of the Americas, 3rd Floor	(Zip code)
New York, New York	10036
(Address of principal executive offices)

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

As of November 5, 2020, there were 23,790,667 shares of the registrant’s common stock, $0.0001 par value per share, issued and outstanding.

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

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

Neurotrope, Inc and Subsidiary

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$26,999,862	$17,382,038
Grant receivable	861,852	—
Prepaid expenses and other current assets	1,264,721	494,112

TOTAL CURRENT ASSETS	29,126,435	17,876,150

Fixed assets, net of accumulated depreciation	23,446	21,671

TOTAL ASSETS	$29,149,881	$17,897,821

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,190,285	$413,081
Accrued expenses	110,159	65,975

TOTAL CURRENT LIABILITIES	1,300,444	479,056

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Convertible preferred stock - 100,000 shares authorized, $0.0001 par value; 500 shares issued and outstanding as of September 30, 2020, 0 shares issued and outstanding as of December 31, 2019 Liquidation preference of $500,000 and $0 as of September 30, 2020 and December 31, 2019, respectively.	1	—
Common stock - 150,000,000 shares authorized, $0.0001 par value; 23,777,539 shares issued and outstanding as of September 30, 2020; 13,068,023 shares issued and outstanding as of December 31, 2019;	2,378	1,307
Additional paid-in capital	126,402,980	106,234,301
Accumulated deficit	(98,555,922)	(88,816,843)

TOTAL SHAREHOLDERS’ EQUITY	27,849,437	17,418,765

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$29,149,881	$17,897,821

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
OPERATING EXPENSES:
Research and development	$410,292	$845,797	$1,004,762	$4,273,531
General and administrative - related party	—	12,500	7,361	37,500
General and administrative	1,778,187	2,131,205	5,731,238	5,165,096
Stock-based compensation - related party	—	47,695	21,001	173,161
Stock-based compensation	387,927	877,525	1,428,022	3,173,519

TOTAL OPERATING EXPENSES	2,576,406	3,914,722	8,192,384	12,822,807

OTHER INCOME (EXPENSE):
Warrant amendment expense	(1,700,000)	—	(1,700,000)	—
Interest income	6,797	90,159	153,305	301,620

Net loss before income taxes	4,269,609	3,824,563	9,739,079	12,521,187

Provision for income taxes	—	—	—	—

Net loss	$4,269,609	$3,824,563	$9,739,079	$12,521,187

PER SHARE DATA:

Basic and diluted loss per common share	$(0.18)	$(0.30)	$(0.46)	$(0.97)

Basic and diluted weighted average common shares outstanding	23,775,300	12,940,100	21,370,800	12,967,500

See accompanying notes to condensed consolidated financial statements.

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statement of Changes in Shareholders’ Equity

(Unaudited)

	Three Months Ended September 30, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance July 1, 2019	12,982,949	$1,298	$—	$—	$103,601,474	$(82,378,717)	$21,224,055

Issuance of common stock for consulting fees	—	—	—	—	—		—

Issuance of warrants for consulting fees	—	—	—	—	427,306	—	427,306

Exercise of common stock warrants	85,074	9	—	—	371,764		371,773

Stock based compensation	—	—	—	—	925,220	—	925,220

Net loss	—	—	—	—	—	(3,824,563)	(3,824,563)

Balance September 30, 2019	13,068,023	$1,307	$—	$—	$105,325,764	$(86,203,280)	$19,123,791

	Nine Months Ended September 30, 2019
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance January 1, 2019	12,922,370	$1,292	$—	$—	$100,202,110	$(73,682,093)	$26,521,309

Issuance of common stock for consulting fees	49,579	5	—	—	352,743	—	352,748

Issuance of warrants for consulting fees	—	—	—	—	1,004,398	—	1,004,398

Exercise of common stock warrants	96,074	10	—	—	419,833		419,843

Stock based compensation	—	—	—	—	3,346,680	—	3,346,680

Net loss	—	—	—	—	—	(12,521,187)	(12,521,187)

Balance September 30, 2019	13,068,023	$1,307	$—	$—	$105,325,764	$(86,203,280)	$19,123,791

See accompanying notes to condensed consolidated financial statements.

	Three Months Ended September 30, 2020
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance July 1, 2020	23,674,089	$2,368	500	$1	$124,081,782	$(94,286,313)	$29,797,838

Stock based compensation	—	—	—	—	387,927	—	387,927

Issuance of common stock for consulting fees	103,450	10	—	—	119,990		120,000

Issuance of warrants for consulting fees	—	—	—	—	113,281	—	113,281

Sale of preferred stock and warrants	—	—	—	—	—	—	—

Conversion of preferred stock to common stock	—	—	—	—	—	—	—

Warrant amendment expense	—	—	—	—	1,700,000	—	1,700,000

Net loss	—	—	—	—	—	(4,269,609)	(4,269,609)

Balance September 30, 2020	23,777,539	$2,378	500	$1	$126,402,980	$(98,555,922)	$27,849,437

	Nine Months Ended September 30, 2020
					Additional
	Common Stock		Preferred Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance January 1, 2020	13,068,023	$1,307	—	$—	$106,234,301	$(88,816,843)	$17,418,765

Stock based compensation	—	—	—	—	1,449,023	—	1,449,023

Issuance of common stock for consulting fees	103,450	10	—	—	119,990		120,000

Issuance of warrants for consulting fees	—	—	—	—	380,740	—	380,740

Sale of preferred stock and warrants	—	—	18,000	2	16,519,986	—	16,519,988

Conversion of preferred stock to common stock	10,606,066	1,061	(17,500)	(1)	(1,060)	—	(0)

Warrant amendment expense					1,700,000		1,700,000

Net loss	—	—	—	—	—	(9,739,079)	(9,739,079)

Balance September 30, 2020	23,777,539	$2,378	500	$1	$126,402,980	$(98,555,922)	$27,849,437

Neurotrope, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
CASH FLOW USED IN OPERATING ACTIVITIES
Net loss	$(9,739,079)	$(12,521,187)
Adjustments to reconcile net loss to net cash used by operating activities Stock based compensation	1,449,023	3,346,680
Consulting services paid by issuance of common stock	120,000	352,748
Consulting services paid by issuance of common stock warrants	380,740	1,004,398
Warrant amendment expense	1,700,000	—
Depreciation expense	3,638	3,289
Change in assets and liabilities
(Increase) in grant receivable	(861,852)	—
(Increase) in prepaid expenses	(770,609)	(380,623)
Increase (decrease) in accounts payable	777,204	(2,172,813)
Increase in accrued expenses	44,184	371
Total adjustments	2,842,328	2,154,050

Net Cash Used in Operating Activities	(6,896,751)	(10,367,137)

CASH FLOWS USED IN INVESTING ACTIVITIES
Purchase of fixed assets	(5,413)	(5,214)

Net Cash Used in Investing Activities	(5,413)	(5,214)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of common stock warrants	—	419,843
Net proceeds from issuance of preferred stock and warrants	16,519,988	—

Net Cash Provided by Financing Activities	16,519,988	419,843

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS	9,617,824	(9,952,508)

CASH AND EQUIVALENTS AT BEGINNING OF PERIOD	17,382,038	28,854,218

CASH AND EQUIVALENTS AT END OF PERIOD	$26,999,862	$18,901,710

See accompanying notes to condensed consolidated financial statements.

NEUROTROPE, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization, Nature of Business, and Liquidity:

Organization & Business

Neurotrope Bioscience was incorporated in Delaware on October 31, 2012. Neurotrope Bioscience was formed to advance new therapeutic and diagnostic technologies in the field of neurodegenerative disease, primarily Alzheimer’s disease (“AD”). Neurotrope Bioscience is collaborating with Cognitive Research Enterprises, Inc. (formerly known as the Blanchette Rockefeller Neurosciences Institute, or BRNI) (“CRE”), a related party, in this process. The exclusive rights to certain technology were licensed by CRE to Neurotrope Bioscience on February 28, 2013 (see Note 4, “Related Party Transactions and Licensing / Research Agreements”). Neurotrope Bioscience is a wholly-owned subsidiary of Neurotrope, Inc.

On September 9, 2019, the Company issued a press release announcing that the confirmatory Phase 2 study of Bryostatin-1 in moderate to severe AD patients did not achieve statistical significance on the primary endpoint, which was change from baseline to Week 13 in the Severe Impairment Battery (“SIB”) total score. An average increase in SIB total score of 1.3 points and 2.1 points was observed for the Bryostatin-1 and placebo groups, respectively, at Week 13. There were multiple secondary outcome measures in this trial, including the changes from baseline at Weeks 5, 9 and 15 in the SIB total score. No statistically significant difference was observed in the change from baseline in SIB total score between the Bryostatin-1 and placebo treatment groups. On January 22, 2020, the Company announced the completion of an additional analysis in connection with the confirmatory Phase 2 study, which examined moderately severe to severe AD patients treated with Byrostatin-1 in the absence of memantine. To adjust for the baseline imbalance observed in the study, a post-hoc analysis was conducted using paired data for individual patients, with each patient as his/her own control. For the pre-specified moderate stratum (i.e., MMSE-2 baseline scores 10-15), the baseline value and the week 13 value were used, resulting in pairs of observations for each patient. The changes from baseline for each patient were calculated and a paired t-test was used to compare the mean change from baseline to week 13 for each patient. A total of 65 patients had both baseline and week 13 values, from which there were 32 patients in the Bryostatin-1 treatment group and 33 patients in the placebo group.  There was a statistically significant improvement over baseline (4.8 points) in the mean SIB at week 13 for subjects in the Bryostatin-1 treatment group (32 subjects), paired t-test p < 0.0076, 2-tailed. In the placebo group (33 subjects), there was also a statistically significant increase from baseline in the mean SIB at week 13, for paired t-test p < 0.0144, consistent with the placebo effect seen in the overall 203 study. Although there was a signal of Bryostatin-1’s benefit for the moderately severe stratum, the difference between the Bryostatin-1 and placebo treatment groups was not statistically significant (p=0.2727). The Company is currently proceeding with its third Phase 2 clinical trial.  The Company is using the data and findings from its clinical trials to determine how to advance the development of Bryostatin-1.

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

WCT Services Agreement

On July 23, 2020, Neurotrope Bioscience entered into a services agreement (the “2020 Services Agreement”) with Worldwide Clinical Trials, Inc. (“WCT”). The 2020 Services Agreement relates to services for the Company’s Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT will provide services to enroll approximately one hundred (100) 2020 Study subjects. The first 2020 Study site was initiated in September of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, the Company has received a $2.7 million award from the National Institutes of Health (“NIH”), which award is being used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million.  The NIH grant provides for funds in the first year, which began in April 2020, of approximately $1.0 million and funding in year two, which begins April 2021, of approximately $1.7 million.

In connection with their entry into the 2020 Letter of Intent and Services Agreement, the parties agreed that WCT would invoice Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which in each case will be due within ten (10) days of Neurotrope Bioscience’s receipt of such invoice. Neurotrope Bioscience may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.  As of September 30, 2020, the Company incurred approximately $1 million of expenses associated with the clinical trial.

Of the total cost of the trial, as of November 5, 2020, approximately $1.5 million has been funded against the total trial cost. The Company incurred approximately $800,000 and $1 million of expenses associated with the current Phase 2 clinical trial for the three and nine months ended September 30, 2020, respectively, with approximately $0.5 million of the expense incurred credited to the $1.5 million advance payment. As of September 30, 2020, approximately $1 million of WCT prepayments is included as a prepaid expense and other current assets and $548,000 which is included in accounts payable in the accompanying balance sheet.

Planned Merger and Spin-Off

On May 17, 2020, the Company, Petros Pharmaceuticals, Inc., a Delaware corporation formed for the purposes of effecting transactions contemplated by the Merger Agreements (as defined below) (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement dated as of July 23, 2020 (the “ First Merger Agreement Amendment”) and the Second Amendment to the Original Merger Agreement dated as of September 30, 2020 (the “Second Merger Agreement Amendment” and, together with the First Merger Agreement Amendment and the Original Merger Agreement, the “Merger Agreement”), which provides for (1) the merger of Merger Sub 1 with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into the Company, with the Company surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). The shareholder vote to approve the merger and spin-off transaction is scheduled for November 25, 2020.

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros common stock, par value $0.0001 per share (the “Petros Common Stock”) equal to the quotient resulting from the formula of (i) 24,748,051 divided by (ii) the number of fully-diluted units of Metuchen outstanding immediately prior to the effective time of the Mergers, subject to adjustment. In addition, each securityholder of Metuchen prior to the Mergers will receive a right to receive such securityholder’s pro rata share of an aggregate of 71,160,451 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement.  As a result of the Neurotrope Merger, each outstanding share of Neurotrope common stock, par value $0.0001 per share (the “Neurotrope Common Stock”) will be exchanged for one (1) share of Petros Common Stock and each outstanding share of Neurotrope preferred stock, par value $0.0001 per share (the “Neurotrope Preferred Stock”) will be exchanged for one (1) share of Petros preferred stock (the “Petros Preferred Stock”). Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as the Neurotrope Preferred Stock prior to the Mergers. In addition, each outstanding option to purchase Neurotrope Common Stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the closing of the Mergers (the “Closing”) will be converted into equivalent options and warrants to purchase shares of Petros Common Stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement.

Upon the Closing, it is anticipated that current Neurotrope stockholders will own approximately 49.0% of Petros and current Metuchen securityholders will own approximately 51.0% of Petros.  The Board of Directors of Petros is expected to consist of five members, three of whom will be designated by Metuchen and two of whom will be designated by the Company. Upon closing, Metuchen will be the accounting acquirer in the Mergers, but not the legal acquirer. As such, the Mergers are expected to be accounted for as a reverse recapitalization under the guidance of ASC 805 and, upon consummation, the historical financial statements of Metuchen will become the historical financial statements of the combined company.

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

Consummation of the Mergers is still subject to certain closing conditions, including, among other things, approval by the common stockholders of the Company and the listing of the Petros common stock on the Nasdaq Stock Market after the Mergers. The Company currently anticipates that the shareholder meeting will be held on November 25, 2020. The Merger Agreement contains certain termination rights for both the Company and Metuchen, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1.0 million plus third party expenses incurred by the terminating party.

In connection with entry into the Second Merger Agreement Amendment, certain stockholders of the Company who in the aggregate hold approximately 34% of the outstanding shares of the common stock of the Company, entered into voting agreements (the “Voting Agreements”) with Metuchen whereby such stockholders have agreed to vote any securities of the Company held by them as of the record date for the special meeting of the stockholders of the Company in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated therein, including the Mergers and the issuance of Petros common stock in the Mergers pursuant to the Merger Agreement, subject to the terms of the voting agreements.

Also, in connection with the entry into the Second Merger Agreement Amendment, on September 30, 2020, the Company entered into separate warrant amendment agreements with certain existing holders of warrants to purchase shares of the Company’s common stock. The warrant amendment agreements are intended to facilitate the transactions contemplated by the Merger Agreement. As of September 30, 2020, holders of warrants to purchase 19,556,629 shares of common stock had entered into warrant amendment agreements, including holders of Series E Warrants to purchase 788,956 shares of common stock, Series F Warrants to purchase 3,116,252 shares of common stock, Series G Warrants to purchase 4,542,321 shares of common stock and Series H Warrants to purchase 11,109,100 shares of common stock.

Pursuant to the terms of the warrant amendment agreements, the Company and the holders agreed to certain provisions (See Note 8 – “Common Stock Warrants” below.)

Liquidity

As of September 30, 2020, the Company had approximately $27.0 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the Company’s issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020 (see Note 6, “Common Stock”) partially offset by cash used for operating activities during the 2020 period. The Company expects that its current cash and cash equivalents will be sufficient to support its projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon.

Such cash and cash projections do not include the impact of the Planned Merger and Spinoff transaction, if approved. Future development activities may require additional equity or debt financing or additional collaboration or licensing agreements. Such equity financing may not be on favorable terms and would likely be dilutive or in the case of debt financing may involve restrictive covenants.  Collaboration or licensing arrangements may require the Company to relinquish rights to some of its technologies or product candidates on terms that may not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, the unaudited condensed consolidated financial statements included herein contain all adjustments necessary to present fairly the Company's financial position and the results of its operations and cash flows for the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the nine months ended September 30, 2020 may not be indicative of results for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes to those statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Concentration of Credit Risk:

The Company considers all highly liquid cash investments with an original maturity of three months or less when purchased to be cash equivalents. At September 30, 2020, the Company’s cash balances that exceed the current insured amounts under the Federal Deposit Insurance Corporation (“FDIC”) were approximately $1.3 million. In addition, approximately $25.7 million included in cash and cash equivalents were invested in a money market fund, which is not insured under the FDIC. Cash and cash equivalents are held in banks or in custodial accounts with banks. Cash equivalents are defined as all liquid investments and money market funds with maturity from date of purchase of 90 days or less that are readily convertible into cash.

Fixed Assets:

Fixed assets are stated at cost less accumulated depreciation. Depreciation is computed on a straight line basis over the estimated useful life of the asset, which is deemed to be between three and ten years.

Research and Development Costs:

All research and development costs, including costs to maintain or expand the Company’s patent portfolio licensed from CRE are expensed when incurred. FASB ASC Topic 730 requires companies involved in research and development activities to capitalize non-refundable advance payments for such services pursuant to contractual arrangements because the right to receive those services represents an economic benefit. Such capitalized advances will be expensed when the services occur and the economic benefit is realized. There were no capitalized research and development services at September 30, 2020 and December 31, 2019.

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

Diluted loss per share amounts are based on the weighted average number of common shares outstanding, plus the incremental shares that would have been outstanding upon the assumed exercise of all potentially dilutive stock options and warrants subject to anti-dilution limitations. All such potentially dilutive instruments were anti-dilutive as of September 30, 2020 and 2019, which were approximately 24.6 million shares and 12.7 million shares, respectively.

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

The Company had federal and state net operating loss carryforwards for income tax purposes of approximately $70.4 million for the period from October 31, 2012 (inception) through September 30, 2020. The net operating loss carryforwards resulted in a deferred tax asset of approximately $14.8 million at September 30, 2020. Income tax effects of share-based payments are recognized in the financial statements for those awards that will normally result in tax deductions under existing tax law. The deferred tax asset is offset by a full valuation allowance.

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

Expense reimbursement for grant award

The Company is reducing research and development expenses by funding from a National Institutes of Health (“NIH”) grant during the period that the expenses are incurred. For the three and nine months ending September 30, 2020, the Company recorded a reduction to expenses incurred and a corresponding grant receivable for its current Phase 2 clinical trial of $861,852. Of this amount, approximately $705,000 was received in October 2020 with the remaining amount to be received pursuant to the terms of the NIH grant.

Of the total $2.7 million available from the NIH grant, approximately $1 million is available for reimbursement for trial-related expenses incurred during the period April 2020 to March 2021 ($300,000 remaining to receive as of November 5, 2020) with the remaining $1.7 million available for reimbursement during the period April 2021 to March 2022.  The Company believes it will receive the maximum reimbursements under the grant.

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

Note 3 – Collaborative Agreements:

Stanford License Agreements

On May 12, 2014, Neurotrope Bioscience entered into a license agreement (the “Stanford Agreement”) with The Board of Trustees of The Leland Stanford Junior University (“Stanford”), pursuant to which Stanford has granted to Neurotrope Bioscience a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of bryostatin structural derivatives, known as “bryologs,” for use in the treatment of central nervous system disorders, lysosomal storage diseases, stroke, cardio protection and traumatic brain injury, for the life of the licensed patents. Neurotrope Bioscience is required by the Stanford Agreement to use commercially reasonable efforts to develop, manufacture and sell products (“Licensed Products”) in the Licensed Field of Use (as defined in the Stanford Agreement) during the term of the licensing agreement which expires upon the termination of the last valid claim of any licensed patent under this agreement. In addition, the Company must meet specific diligence milestones, and upon meeting such milestones, make specific milestone payments to Stanford. Neurotrope Bioscience must also pay Stanford royalties  of 3% of net sales, if any, of Licensed Products (as defined in the Stanford Agreement) and milestone payments of up to $3.7 million dependent upon stage of product development. As of September 30, 2020, no royalties nor milestone payments have been required.

On January 19, 2017, Neurotrope Bioscience entered into an additional, second license agreement with Stanford, pursuant to which Stanford has granted to Neurotrope Bioscience a revenue-bearing, world-wide right and exclusive license, with the right to grant sublicenses (on certain conditions), under certain patent rights and related technology for the use of “Bryostatin Compounds and Methods of Preparing the Same,” or synthesized bryostatin, for use in the treatment of neurological diseases, cognitive dysfunction and psychiatric disorders, for the life of the licensed patents. The Company paid Stanford $70,000 upon executing the license and is obligated to pay an additional $10,000 annually as a license maintenance fee. In addition, based upon certain milestones which include product development and commercialization, Neurotrope Bioscience will be obligated to pay up to an additional $2.1 million and between 1.5% and 4.5% royalty payments on certain revenues generated by Neurotrope Bioscience relating to the licensed technology. The Company has made all required annual maintenance payments. As of September 30, 2020, no royalties nor milestone payments have been required.

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

The Company will pay Mt. Sinai milestone payments of $2 million upon approval of a new drug approval (“NDA”) in the United States and an additional $1.5 million for an NDA approval in the European Union or Japan. In addition, the Company would be obligated to pay Mt. Sinai royalties on net sales of licensed product of 2.0% for up to $250 million of net sales and 3.0% of net sales over $250 million. Since inception, the Company has paid Mt. Sinai approximately $160,000 consisting of licensing fees of $85,000 plus development costs and patent fees of approximately $75,000. As of September 30, 2020, no royalties nor milestone payments have been required.

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

In connection with the Supply Agreement, on June 9, 2020, the Company entered into a transfer agreement (the “Transfer Agreement”) with BryoLogyx. Pursuant to the terms of the Transfer Agreement, the Company agreed to assign and transfer to BryoLogyx all of the Company’s right, title and interest in and to that certain Cooperative Research and Development Agreement, dated as of January 29, 2019 (the “CRADA”), by and between the Company and the U.S. Department of Health and Human Services, as represented by the NCI, under which Bryostatin-1’s ability to modulate CD22 in patients with relapsed/refractory CD22+ disease has been evaluated to date. The transfer is subject to the receipt of NCI’s consent. Pursuant to guidance provided by NCI, Neurotrope’s CRADA has been cancelled and BryoLogyx has initiated a request for a new CRADA in its name. BryoLogyx will be filing its own investigational new drug application (“IND”) for CD22 with the FDA. As consideration for the transfer of rights to the CRADA, BryoLogyx has agreed to pay to the Company 2% of the gross revenue received in connection with the sale of bryostatin products, up to an aggregate payment amount of $1 million. No such revenues have been earned as of September 30, 2020.

Note 4 – Related Party Transactions and Licensing / Research Agreements:

Cognitive Research Enterprises, Inc. (“CRE”)

James Gottlieb, who resigned as a director of the Company on February 21, 2020, serves as a director of CRE, and Shana Phares, who resigned as a director of the Company on February 25, 2020, served as President and Chief Executive Officer of CRE. CRE is a stockholder of a corporation, Neuroscience Research Ventures, Inc. (“NRV, Inc.”), which owned approximately 1.2% of the Company’s outstanding common stock as of September 30, 2020.

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

After the initial Series A Stock financing, the CRE License Agreement required Neurotrope Bioscience to enter into scope of work agreements with CRE as the preferred service provider for any research and development services or other related scientific assistance and support services. There were no such statements of work agreements required to be entered into during the nine months ended September 30, 2020 or fiscal year 2019.

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

Note 5 – Commitments:

Clinical Trial Services Agreements

On May 4, 2018, Neurotrope Bioscience executed a Services Agreement (the “2018 Services Agreement”) with WCT. The 2018 Services Agreement related to services for Neurotrope Bioscience’s Phase 2 confirmatory clinical study assessing the safety, tolerability and efficacy of bryostatin in the treatment of moderately severe to severe AD (the “2018 Study”). Pursuant to the terms of the 2018 Services Agreement, WCT provided services to target enrollment of approximately one hundred (100) 2018 Study subjects. The total estimated budget for the services, including pass-through costs, drug supply and other statistical analyses, was approximately $7.8 million. The Company has incurred all of the expenses associated with the 2018 Services Agreement as of September 30, 2020.

On July 23, 2020, Neurotrope Bioscience entered into an additional services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for the current Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment (the “2020 Study”).

Pursuant to the terms of the 2020 Services Agreement, WCT is providing services to enroll approximately one hundred (100) 2020 Study subjects, which enrollment is currently underway. The  first 2020 Study site was initiated during the third quarter of 2020. The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed, the Company was awarded a $2.7 million grant from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with their entry into the 2020 Services Agreement and letter of intent, WCT invoiced Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which were paid as of September 30, 2020. Remaining amounts due to WCT will be paid as services and related expenses are incurred. Neurotrope Bioscience may terminate the 2020 Services Agreement without cause upon sixty (60) days prior written notice.

Pursuant to the terms of a letter of intent between Neurotrope Bioscience and WCT, dated May 28, 2020, which anticipated the entry into the 2020 Services Agreement, Neurotrope Bioscience paid to WCT a cash fee of approximately $0.6 million as an advance in order to fund the initial commitment and certain upfront costs of third party vendors. As of September 30, 2020, approximately $1.1 million of expenses have been incurred in connection with the 2020 Services Agreement, of which  approximately $492,000 was applied against the advance paid to WCT per the terms of the letter of intent and Services Agreement. As of September 30, 2020, the Company recorded a payable to WCT of approximately $548,000 which is included in accounts payable on the accompanying balance sheet.

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

Key Features

On September 9, 2019, the Board declared a dividend of one preferred share purchase right (a “Right”), payable on September 19, 2019, for each share of common stock, par value $0.0001 per share, of the Company outstanding on September 19, 2019, to the stockholders of record on that date. In connection with the distribution of the Rights, the Company entered into a Rights Agreement (the “Rights Agreement”), dated as of September 9, 2019, between the Company and Philadelphia Stock Transfer, Inc., as rights agent. Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share (the “Preferred Shares”), of the Company at a price of $20 per one one-thousandth of a Preferred Share represented by a Right, subject to adjustment. Each one one-thousandth of a Preferred Share entitles the holder thereof to receive (i) the same dividends and liquidation rights as if the holder held one share of common stock and will be treated the same as one share of common stock in the event of a merger, consolidation or other share exchange and (ii) one vote on all matters submitted to a vote of the Company’s stockholders, in each case subject to adjustment as described in the Certificate of Designations, Preferences and Rights of Series C Preferred Stock of Neurotrope Inc. Until a right is exercised, the holder thereof, as such, will have no rights as a stockholder of the Company, including, without limitation, the right to vote or to receive dividends. As of September 30, 2020, there is no Series C Preferred Stock outstanding.

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

During the nine months ended September 30, 2020, 17,500 shares of Series D Preferred Stock were converted into an aggregate of 10,606,066 shares of common stock. The remaining 500 shares of Series D Preferred Stock are convertible into an aggregate of 303,031 shares of common stock.

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

Note 7 – Stock Options:

Option Grants

The following is a summary of stock option activity under the stock option plans for the nine months ended September 30, 2020:

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
	Number	Average	Contractual	Intrinsic
	of	Exercise	Term	Value
	Shares	Price	(Years)	($ in thousands)
Options outstanding at January 1, 2020	2,366,519	$12.86	7.5	—
Options granted	60,000	$0.82		60.2
Less options forfeited	(27,282)	$5.30
Less options expired/cancelled	(127,664)	$10.76
Less options exercised	—	$—
Options outstanding at September 30, 2020	2,271,573	$12.75	6.8	$60.2
Options exercisable at September 30, 2020	1,947,344	$14.22	6.9	$17.1

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

As of September 30, 2020, there was approximately $944,000 of total unrecognized compensation costs related to unvested stock options. These costs are expected to be recognized over a weighted average period of one year.

The Company used the Black-Scholes valuation model to calculate the fair value of stock options. The fair value of stock options issued for the nine months ended September 30, 2020 was estimated at the grant date using the following weighted average assumptions: Dividend yield 0%; Expected term 10 years; an aggregate volatility based upon a blend of the Company’s and guideline company historical volatility of 99.46%; and Risk-free interest rate 0.92%. The weighted average grant date fair value of options granted for the nine months ended September 30, 2020 is $0.73 per option, or a total for all grants of approximately $44,000.

Stock Compensation

Total stock-based compensation for the nine months ended September 30, 2020 was $1,449,024, of which $551,865 was classified as research and development expense and $897,159 was classified as general and administrative expense, versus total stock-based compensation for the nine months ended September 30, 2019 of $3,346,680, of which $908,601 was classified as research and development expense and $2,438,079 was classified as general and administrative expense. For the three months ended September 30, 2020, total stock-based compensation was $387,928, of which $153,025 was classified as research and development expense and $234,903 was classified as general and administrative expense, versus total stock-based compensation for the three months ended September 30, 2019 totaling $925,220, of which $213,195 was classified as research and development expense and $712,025 was classified as general and administrative expense.

Note 8 – Common Stock Warrants:

The following is a summary of common stock warrant activity for the nine months ended September 30, 2020:

Number of
shares
Warrants outstanding January 1, 2020	10,482,158
Warrants issued	11,538,100
Warrants exercised	—
Warrants outstanding September 30, 2020	22,011,258

Pursuant to its January 2020 offering, the Company issued a total of 11,109,100 five-year Series H warrants to purchase shares of common stock at $1.65 per share (See Note 6, “Common Stock” above for details of the January 2020 offering.) Of the total warrants issued, 10,909,100 were issued to investors and 200,000 to the Company’s financial advisor.

As of September 30, 2020, the Company’s warrants by exercise price were as follows: 147,606 warrants exercisable at $0.32 per share, 114,000 warrants exercisable at $0.86 per share, 140,000 warrants exercisable at $1.10 per share, 140,000 warrants exercisable at $1.13 per share, 140,000 warrants exercisable at $1.46 per share, 11,109,100 Series H Warrants exercisable at $1.50 per share, 4,542,321 Series G Warrants exercisable at $3.50 per share, 374,282 warrants exercisable at $4.37 per share, 114,000 warrants exercisable at $5.31 per share, 100,240 warrants exercisable at $6.25 per share, 382,887 warrants exercisable at $6.40 per share, 24,000 warrants exercisable at $7.12 per share, 90,000 warrants exercisable at $7.13 per share, 3,116,252 Series F Warrants exercisable at $10.25 per share, 656,656 warrants exercisable at $12.80 per share, 788,956 Series E Warrants exercisable at $25.00 per share and 30,958 warrants exercisable at $32.00 per share.

During September, 2020, the Company entered into separate warrant amendment agreements with certain existing holders of warrants to purchase shares of its common stock. The warrant amendment agreements are intended to facilitate the transactions contemplated by the Merger Agreement. As of September 30, 2020, holders of warrants to purchase 19,556,629 shares of common stock had entered into warrant amendment agreements, including holders of Series E Warrants to purchase 788,956 shares of common stock, Series F Warrants to purchase 3,116,252 shares of common stock, Series G Warrants to purchase 4,542,321 shares of common stock and Series H Warrants to purchase 11,109,100 shares of common stock.

Pursuant to the terms of the warrant amendment agreements, the Company and the holders agreed to the following provisions:

(i)	to reduce the exercise price of the Series E Warrants from $32.00 to $25.00, to reduce the exercise price of the Series F Warrants from $12.80 per share to $10.25 per share, to reduce the exercise price of the Series G Warrants from $4.37 to $3.50 and to reduce the exercise price of the Series H Warrants from $1.65 to $1.50;

(ii)	to extend the termination date or expiration date, as applicable, of each of the original Series E Warrants, Series F Warrants, Series G Warrants and Series H Warrants (collectively, the “Original Warrants”) from their original respective termination or expiration dates to either (a) the five year anniversary of the closing of the Mergers contemplated by the Merger Agreement or (b) if the Merger Agreement is terminated or the Mergers contemplated thereby have not been consummated, the one year anniversary of the original termination or expiration date of such Original Warrants;
(iii)	to revise the terms of the Original Warrants to provide that in the event of a spin-off (the “Spin-Off”) of Neurotrope Bioscience, Inc. or any other entity or entities containing the existing business of the Company (collectively, the “Spin-Off Company”), the holder shall only receive, in lieu of any other consideration, warrants (the “Spin-Off Warrants”), to purchase a number of shares of the Spin-Off Company based on the same ratio as the ratio used to determine the number of shares of common stock of the Spin-Off Company that common stockholders of the Company will receive in the Spin-Off; and
(iv)	to delete the call provision contained in the original Series H Warrants.

The initial exercise price of the Spin-Off Warrants will be determined as follows for each of the Original Warrants:

(i)	for the Series E Warrants, by dividing $250 million by the number of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off, excluding any shares issued in connection with a financing of the Spin-off Company after the date of entry into the warrant amendment agreement;
(ii)	for the Series F Warrants, by dividing $100 million by the number of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off, excluding any shares issued in connection with a financing of the Spin-off Company after the date of entry into the warrant amendment agreement;
(iii)	for the Series G Warrants, by dividing $50 million by the number of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off, excluding any shares issued in connection with a financing of the Spin-off Company after the date hereof; and
(iv)	for the Series H Warrants, by dividing $20 million by the number of shares of common stock of the Spin-Off Company outstanding immediately after the Spin-Off, excluding any shares issued in connection with a financing of the Spin-off Company after the date after the date of entry into the warrant amendment agreement.

The number of shares of common stock underlying the Spin-Off Warrants will be determined by using the same ratio used to determine how many shares of the Spin-Off Company that the common stockholders of the Company will receive in the Spin-Off. The Company currently contemplates that the Spin-Off will result in each common stockholder of the Company receiving one share of the Spin-Off Company for every five shares of the Company’s common stock owned by such stockholder (the “Spin-Off Ratio”). Although the Spin-Off Ratio may change depending on a number of factors, the number of shares of common stock of the Spin-Off Company underlying the Spin-Off Warrants will be based on the final Spin-Off Ratio. If the Spin-Off Ratio changes, so will the ratio applicable to the Spin-Off Warrants.

As a result of these warrant amendments, the Company has recorded an other expense of approximately $1,700,000 as the fair value of the four classes of warrants were higher as amended than per their original terms. The Company used the Black-Scholes valuation model to calculate the fair value of the amended warrants using applicable terms before and after amendment. The fair value of warrants was estimated at the date of amendment using the following weighted average assumptions: dividend yield 0%; expected term from one to five years; an aggregate volatility based upon a blend of the Company’s and guideline company historical volatility which resulted in aggregated volatilities ranging between 53.4% and 140.4% based upon the particular term of the underlying amended warrant; and risk-free interest rate ranging from 0.127% to 0.27%.

Note 9 – Subsequent Events:

Warrant Exercises

During October 2020, four warrant holders exercised warrants to purchase an aggregate of 13,128 shares of common stock at $0.32 per share.

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

Planned Merger and Spin-Off

On May 17, 2020, the Company, Petros Pharmaceuticals, Inc., a Delaware corporation formed for the purposes of effecting transactions contemplated by the Merger Agreements (as defined below) (“Petros”), PM Merger Sub 1, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Petros (“Merger Sub 1”), PN Merger Sub 2, Inc., a Delaware corporation and a wholly-owned subsidiary of Petros (“Merger Sub 2”), and Metuchen Pharmaceuticals LLC, a Delaware limited liability company (“Metuchen”), entered into an Agreement and Plan of Merger (the “Original Merger Agreement”), as amended by the First Amendment to the Original Merger Agreement dated as of July 23, 2020 (the “ First Merger Agreement Amendment”) and the Second Amendment to the Original Merger Agreement dated as of September 30, 2020 (the “Second Merger Agreement Amendment” and, together with the First Merger Agreement Amendment and the Original Merger Agreement, the “Merger Agreement”), which provides for (1) the merger of Merger Sub 1 with and into Metuchen, with Metuchen surviving as a wholly-owned subsidiary of Petros (the “Metuchen Merger”) and (2) the merger of Merger Sub 2 with and into the Company, with the Company surviving as a wholly-owned subsidiary of Petros (the “Neurotrope Merger” and together with the Metuchen Merger, the “Mergers”). The shareholder vote to approve the merger and spin-off transaction is scheduled for November 25, 2020.

As a result of the Metuchen Merger, each outstanding common unit or preferred unit of Metuchen will be exchanged for a number of shares of Petros common stock, par value $0.0001 per share (the “Petros Common Stock”) equal to the quotient resulting from the formula of (i) 24,748,051 divided by (ii) the number of fully-diluted units of Metuchen outstanding immediately prior to the effective time of the Mergers, subject to adjustment. In addition, each securityholder of Metuchen prior to the Mergers will receive a right to receive such securityholder’s pro rata share of an aggregate of 71,160,451 shares of Petros Common Stock potentially issuable upon the achievement of certain milestones set forth in the Merger Agreement.  As a result of the Neurotrope Merger, each outstanding share of Neurotrope common stock, par value $0.0001 per share (the “Neurotrope Common Stock”) will be exchanged for one (1) share of Petros Common Stock and each outstanding share of Neurotrope preferred stock, par value $0.0001 per share (the “Neurotrope Preferred Stock”) will be exchanged for one (1) share of Petros preferred stock (the “Petros Preferred Stock”). Following the Mergers, the Petros Preferred Stock will have substantially the same conversion rights (proportionally adjusted to give effect to the Mergers), powers, rights and privileges as the Neurotrope Preferred Stock prior to the Mergers. In addition, each outstanding option to purchase Neurotrope Common Stock or outstanding warrant to purchase common stock that has not previously been exercised prior to the closing of the Mergers (the “Closing”) will be converted into equivalent options and warrants to purchase shares of Petros Common Stock and will be adjusted to give effect to the exchange ratios set forth in the Merger Agreement.

Upon the Closing, it is anticipated that current Neurotrope stockholders will own approximately 49.0% of Petros and current Metuchen securityholders will own approximately 51.0% of Petros.  The Board of Directors of Petros is expected to consist of five members, three of whom will be designated by Metuchen and two of whom will be designated by the Company. Upon closing, Metuchen will be the accounting acquirer in the Mergers, but not the legal acquirer. As such, the Mergers are deemed a reverse recapitalization under the guidance of ASC 805 and, upon consummation, the historical financial statements of Metuchen will become the historical financial statements of the combined company.

In addition, as a condition to the consummation of the Mergers, Neurotrope is required to approve a spin-off transaction (the “Spin-Off”) whereby (i) any cash in excess of $20,000,000, subject to adjustment as provided for in the Merger Agreement, and all of the operating assets and liabilities of the Company not retained by the Company in connection with the Mergers will be contributed to a wholly-owned subsidiary of the Company (“Neurotrope SpinCo”) and (ii) holders of record of Neurotrope Common Stock and certain warrants will receive a pro rata distribution of one share of Neurotrope SpinCo’s common stock for each share of Neurotrope Common Stock held or underlying certain warrants, contingent upon the consummation of the Mergers.  The record date for the Spin-Off,  and the extent to which other stakeholders of the Company may be entitled to participate in the Spin-Off have not yet been determined.

Consummation of the Mergers is subject to certain closing conditions, including, among other things, approval by the common stockholders of the Company and Metuchen and the listing of the Petros common stock on the Nasdaq Stock Market after the Mergers. The Company currently anticipates that the shareholder meeting will be held on November 25, 2020. The Merger Agreement contains certain termination rights for both the Company and Metuchen, and further provides that, upon termination of the Merger Agreement under specified circumstances, either party may be required to pay the other party a termination fee of $1.0 million plus third party expenses incurred by the terminating party.

In connection with entry into the Second Merger Agreement Amendment, certain stockholders of the Company who in the aggregate hold approximately 34% of the outstanding shares of the common stock of the Company, entered into voting agreements (the “Voting Agreements”) with Metuchen whereby such stockholders have agreed to vote any securities of the Company held by them as of the record date for the special meeting of the stockholders of the Company in favor of the adoption of the Merger Agreement and the approval of the transactions contemplated therein, including the Mergers and the issuance of Petros common stock in the Mergers pursuant to the Merger Agreement, subject to the terms of the voting agreements.

For more information on the Merger Agreement, see Note 1, “Organization, Nature of Business, and Liquidity”.

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

On July 23, 2020, Neurotrope Bioscience entered into an additional services agreement (the “2020 Services Agreement”) with WCT. The 2020 Services Agreement relates to services for our Phase 2 clinical study assessing the safety, tolerability and long-term efficacy of bryostatin in the treatment of moderately severe AD subjects not receiving memantine treatment.  The total estimated budget for the services, including pass-through costs, is approximately $9.8 million. As previously disclosed on January 22, 2020, we have received a $2.7 million award from the NIH, which award will be used to support the 2020 Study, resulting in an estimated net budgeted cost of the 2020 Study to the Company of $7.1 million. In connection with the entry into the Letter of Intent and 2020 Services Agreement, we agreed that WCT would invoice Neurotrope Bioscience for the following advance payments: (i) services fees of approximately $943,000; (ii) pass-through expenses of approximately $266,000; and (iii) investigator/institute fees of approximately $314,000, which in each case will be due within ten (10) days of Neurotrope Bioscience’s receipt of such invoice.

As of September 30, 2020, we incurred approximately $1.1 million of expenses associated with services provided by WCT. Of those amounts, approximately $492,000 was paid utilizing prepayments on deposit with WCT, leaving a balance in prepaid expenses of approximately $1 million. In addition, we reflected an offset to these expenses of approximately $862,000 of amounts receivable from the NIH. As of November 5, 2020, the NIH, pursuant to the $2.7 million award (noted above), has reimbursed us approximately $705,000 for expenses incurred during the third quarter of 2020. See Note 1, "Organization, Nature of Business, and Liquidity" and Note 5, "Clinical Trial Services Agreements".

Other Development Projects

To the extent resources permit, we may pursue development of selected technology platforms with indications related to the treatment of various disorders, including neurodegenerative disorders such as AD, based on our currently licensed technology and/or technologies available from third party licensors or collaborators.

For example, we have entered into a Cooperative Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”) on January 29, 2019 for the research and clinical development of Bryostatin-1. Under the CRADA, we will collaborate with the NCI’s Center for Cancer Research, Pediatric Oncology Branch (“POB”) to develop a Phase 1 clinical trial testing the safety and toxicity of Bryostatin-1 in children and young adults with CD22 + leukemia and B-cell lymphoma. In the growing era of highly effective immunotherapies targeting cell-surface antigens (e.g., CAR-T cell therapy), and the recognition that antigen modulation plays a critical role in evasion of response to immunotherapy, the ability for Bryostatin-1 to upregulate CD22 may serve a synergistic role in enhancing the response to a host of CD22 targeted therapies. Under the CRADA, Bryostatin-1 is expected to be tested in the clinic to evaluate its ability to modulate CD22 in patients with relapsed/refractory CD22+ disease, while evaluating safety, toxicity and overall response. In connection with the Transfer Agreement, we agreed to assign and transfer to BryoLogyx all of our right, title and interest in and to the CRADA, subject to the receipt of NCI’s consent.

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

Results of Operations

Comparison of the nine months ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,		Dollar
	2020	2019	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$1,004,762	$4,273,531	$(3,268,769)	(76.5)%
General and administrative expenses – Related party	$7,361	$37,500	$(30,139)	(80.4)%
General and administrative expenses – Other	$5,731,238	$5,165,096	$566,142	11.0%
Stock based compensation expenses – Related Party	$21,001	$173,161	$(152,160)	(87.9)%
Stock based compensation expenses – Other	$1,428,022	$3,173,519	$(1,745,497)	(55.0)%
Other income (expense), net	$(1,546,695)	$301,620	$(1,848,315)	(612.8)%
Net loss	$9,739,079	$12,521,187	$(2,782,108)	(22.2)%

Revenues

We did not generate any revenues for the nine months ended September 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the nine months ended September 30, 2020 were $8,192,384 as compared to $12,822,807 for the nine months ended September 30, 2019, a decrease of approximately 36%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses and stock-based, non-cash, compensation expenses offset by an increase in our general and administrative expenses.

Research and Development Expenses

For the nine months ended September 30, 2020, we incurred $1,004,762 in research and development expenses with non-related parties as compared to $4,273,531 for the nine months ended September 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently concluded confirmatory Phase 2 clinical trial plus the recently initiated Phase 2 clinical trial for AD. Of these expenses, for the nine months ended September 30, 2020, $616,851 was incurred, which includes an expense offset of $861,852 reimbursable pursuant to our NIH grant ($705,000 was received subsequent to the end of the third quarter 2020), principally relating to our confirmatory clinical trial and related storage of drug product, $319,128 for clinical consulting services, $22,138 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $26,645 for development of alternative drug supply with Stanford University as compared to, for the nine months ended September 30, 2019, $3,647,450 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $584,745 for clinical consulting services, $20,729 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $20,607 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $7,361 for the nine months ended September 30, 2020 as compared to $37,500 for the nine months ended September 30, 2019. The decrease is attributable to the resignation of two members of our board of directors in February 2020, who are affiliates of CRE.

We incurred $5,731,238 and $5,165,096 of general and administrative expenses for the nine months ended September 30, 2020 and 2019, respectively, an increase of approximately 10%. Of the amounts for the nine months ended September 30, 2020, as compared to the comparable 2019 period: $1,381,863 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $1,625,174 for the 2019 comparable period; $1,799,735 was incurred for ongoing legal expenses versus $573,018 for the 2019 comparable period based upon work associated with our strategic alternatives and planning for our January 2020 capital raise; $1,235,761 was incurred for outside operations consulting services, versus $1,188,685 for the 2019 comparable period as we incurred additional cash and non-cash expenses for investment banking consulting services; $53,448 was incurred for travel expenses, versus $160,078 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $368,984 was incurred for investor relations services versus $972,577 for the 2019 comparable period, which additional expenses during the nine months ended September 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $236,163 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $109,555 for the 2019 comparable period, which additional expenses during the current period were incurred for fees associated with our announced strategic transactions; $457,887 was incurred for insurance, versus $361,494 for the 2019 comparable period, which increase is primarily attributable to an increase in coverage; and $197,397 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $174,515 for the 2019 comparable period, which increase is primarily attributable to fees relating to document preparation and filings for our announced strategic transactions.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $21,001 and $173,161 for the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $1,428,022 and $3,173,519 of non-related party non-cash expenses for the nine months ended September 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income

We recorded $1,700,000 of other, non-cash expense for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019.  The current expense is due to a charge for the revaluation of investor warrants associated with our strategic transactions previously announced and currently in process (See “Planned Merger and Spin-Off” above.)

We earned $153,305 of interest income for the nine months ended September 30, 2020 as compared to $301,620 for the nine months ended September 30, 2019 on funds deposited in interest bearing money market accounts.  The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss and loss per share

We incurred losses of $9,739,079 and $12,521,187 for the nine months ended September 30, 2020 and 2019, respectively. The decreased loss was primarily attributable to the decrease in net research and development expenses associated with completing our most recent Phase 2 confirmatory clinical trial and a decrease in non-cash stock-based compensation expenses offset by the increase in our general and administrative expenses and one-time charges associated with the amendment of investor warrants. Earnings (losses) per common share were ($0.46) and ($0.97) for the nine months ended September 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to the decrease in our net loss and an increase in weighted average common shares outstanding.

The computation of diluted loss per share for the nine months ended September 30, 2020 excludes 500 shares of convertible preferred stock convertible into 303,031 shares of common stock, 22,011,258 warrants and options to purchase 2,271,573 shares of our common stock as they are anti-dilutive due to our net loss. For the nine months ended September 30, 2019, the computation excludes 10,368,158 warrants and options to purchase 2,295,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Comparison of the three months ended September 30, 2020 and September 30, 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,		Dollar
	2020	2019	Change	% Change
Revenue	$—	$—	$—	0%
Operating Expenses:
Research and development expenses – Other	$410,292	$845,797	$(435,505)	(51.5)%
General and administrative expenses – Related party	$—	$12,500	$(12,500)	(100.0)%
General and administrative expenses – Other	$1,778,187	$2,131,205	$(353,018)	(16.6)%
Stock based compensation expenses – Related Party	$—	$47,177	$(47,177)	(100.0)%
Stock based compensation expenses – Other	$387,927	$877,525	$(489,598)	(55.8)%
Other income (expense), net	$(1,693,203)	$90,159	$(1,783,362)	(1,978.0)%
Net loss	$4,269,609	$3,824,562	$445,046	11.6%

Revenues

We did not generate any revenues for the three months ended September 30, 2020 and 2019.

Operating Expenses

Overview

Total operating expenses for the three months ended September 30, 2020 were $2,576,406 as compared to $3,914,722 for the three months ended September 30, 2019, a decrease of approximately 34%. The decrease in total operating expenses is due primarily to a decrease in research and development expenses, stock-based, non-cash, compensation expenses and general and administrative expenses.

Research and Development Expenses

For the three months ended September 30, 2020, we incurred $410,292 in research and development expenses with non-related parties as compared to $845,797 for the three months ended September 30, 2019. These expenses were incurred pursuant to developing the potential AD therapeutic product, specifically expenses relating to the recently initiated follow-on Phase 2 clinical trial for AD. Of these expenses, for the three months ended September 30, 2020, $259,729, which includes an expense offset of $861,852 reimbursable pursuant to our NIH grant ($705,000 was received subsequent to the end of the third quarter 2020), was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $130,887 for clinical consulting services, $7,179 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $12,497 for development of alternative drug supply with Stanford University as compared to, for the three months ended September 30, 2019, $664,677 was incurred principally relating to our confirmatory clinical trial and related storage of drug product, $165,033 for clinical consulting services, $7,480 of amortization of prepaid licensing fees relating to the Stanford and Mount Sinai license agreements and $8,607 for development of alternative drug supply with Stanford University.

We expect our research and development expenses to substantially increase, in the short term, as our current Phase 2 clinical trial for AD was recently initiated. Other development might increase, as our resources permit, in order to advance our potential products. We are continuing to determine how to proceed with respect to our other current development programs for Bryostatin-1.

General and Administrative Expenses

We incurred related party general and administrative expenses totaling $0 for the three months ended September 30, 2020 versus $12,500 for the three months ended September 30, 2019. The decrease is attributable to the resignation of two members of our board of directors in February 2020, who are affiliates of CRE.

We incurred $1,778,187 and $2,131,205 of general and administrative expenses for the three months ended September 30, 2020 and 2019, respectively, a decrease of approximately 16%. Of the amounts for the three months ended September 30, 2020, as compared to the comparable 2019 period: $343,774 was incurred primarily for wages, bonuses, vacation pay, severance, taxes and insurance, versus $447,695 for the 2019 comparable period. The decrease for the three months ending September 30, 2020 is principally based upon the resignation of our General Counsel and Regulatory Vice President in the September 30, 2019 period; $529,855 was incurred for ongoing legal expenses versus $288,161 for the 2019 comparable period based upon work associated with our strategic transactions; $437,180 was incurred for outside operations consulting services, versus $764,747 for the 2019 comparable period, the decrease is attributable to additional cash and non-cash expenses for investment banking consulting services during the prior comparable period; $7,792 was incurred for travel expenses, versus $48,769 for the 2019 comparable period, which decrease is primarily attributable to limited travel due to the COVID-19 contagion; $146,593 was incurred for investor relations services versus $350,654 for the 2019 comparable period, which additional expenses during the three months ended September 30, 2019 were primarily attributable to non-cash compensation paid to advisors and an increase in our market exposure; $80,028 was incurred for professional fees associated with auditing, financial, accounting and tax advisory services, versus $24,768 for the 2019 comparable period which increase is primarily attributable to fees relating to document preparation for our announced strategic transactions; $149,490 was incurred for insurance, versus $146,243 for the 2019 comparable period; and $83,475 was incurred for utilities, supplies, license fees, filing costs, rent, advertising and other versus $60,168 for the 2019 comparable period.

Stock Based Compensation Expenses

We incurred related party non-cash expenses totaling $0 and $47,695 for the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily attributable to the resignation of two Board members who were affiliates of CRE and fully expensing certain options in 2019.

We incurred $387,927 and $877,525 of non-related party non-cash expenses for the three months ended September 30, 2020 and 2019, respectively. The decrease for the comparable period is primarily attributable to newly issued stock options during the first quarter of 2019, which included awards with accelerated vesting terms.

Other Income

We recorded $1,700,000 of other non-cash expense for the nine months ended September 30, 2020 as compared to $0 for the nine months ended September 30, 2019. The current expense is due to a charge for the revaluation of investor warrants associated with our strategic transactions previously announced and currently in process (see "Planned Merger and Spin-Off" above.)

We earned $6,797 of interest income for the three months ended September 30, 2020 as compared to $90,159 for the three months ended September 30, 2019 on funds deposited in interest-bearing money market accounts. The decrease is primarily attributable to the decrease in money market interest income rates.

Net loss and loss per share

We incurred losses of $4,269,609 and $3,824,563 for the three months ended September 30, 2020 and 2019, respectively. The increased loss was primarily attributable to the recording of non-cash warrant amendment expenses offset by the decrease in research and development expenses associated with the ramp up of our current Phase 2 confirmatory clinical trial, a decrease in our general and administrative expenses and a decrease in non-cash stock-based compensation expenses. Earnings (losses) per common share were ($0.18) and ($0.30) for the three months ended September 30, 2020 and 2019, respectively. The decrease in loss per share is primarily attributable to an increase in weighted average common shares outstanding partially offset by the increase in our net loss.

The computation of diluted loss per share for the three months ended September 30, 2020 excludes 500 shares of convertible preferred stock convertible into 303,031 shares of common stock, 22,011,258 warrants and options to purchase 2,271,573 shares of our common stock as they are anti-dilutive due to our net loss. For the three months ended September 30, 2019, the computation excludes 10,368,158 warrants and options to purchase 2,295,246 shares of our common stock, as they are anti-dilutive due to our net loss.

Financial Condition, Liquidity and Capital Resources

Cash and Working Capital

Since inception, we have incurred negative cash flows from operations. As of September 30, 2020, we had an accumulated deficit of $98,555,922 and had working capital of $27,825,991 as compared to working capital of $17,397,094 as of December 31, 2019. The $10,428,897 increase in working capital was primarily attributable to an increase in cash of approximately $16.5 million, net of transaction expenses, from our registered direct offering of common stock and warrants (described below) offset by our net loss, excluding non-cash compensation and consulting expenses and depreciation, of $6,085,678 plus capital expenditures of $5,413.

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

As of September 30, 2020, the Company had approximately $27.0 million in cash and cash equivalents as compared to $17.4 million at December 31, 2019. The increase in cash is attributable to the aformentioned issuance of preferred stock and warrants pursuant to a registered direct offering in January 2020, partially offset by cash used for operating activities during the 2020 period. The Company expects that its current cash and cash equivalents will be sufficient to support its projected operating requirements for at least the next 12 months from the Form 10-Q filing date, which would include the continuing development of bryostatin, our novel drug targeting the activation of PKC epsilon. Such cash and cash projections do not include the impact of the Planned Merger and Spinoff transaction, if approved.

In addition, should the Planned Mergers and Spinoff be approved and consummated, any cash in excess of $20,000,000, subject to adjustment as provided for in the Merger Agreement, and all of the operating assets and liabilities of the Company will be contributed to a wholly-owned subsidiary of the Company (“Neurotrope SpinCo”). Neurotrope SpinCo operations are expected to be very similar to current operations of Neurotrope Bioscience. The cash expected to be spun out upon approval and closing is anticipated to be sufficient to finance SpinCo operations for at least the next twelve months from this filing date. Future development activities may require additional equity or debt financing or additional collaboration or licensing agreements. Such equity financing may not be on favorable terms and would likely be dilutive or in the case of debt financing may involve restrictive covenants.  Collaboration or licensing arrangements may require the Company to relinquish rights to some of its technologies or product candidates on terms that may not favorable to the Company. The Company’s ability to access capital when needed is not assured and, if not achieved on a timely basis, could materially harm its business, financial condition and results of operations.

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

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$6,896,751	$10,367,137
Cash used in investing activities	5,413	5,214
Cash provided by financing activities	16,519,988	419,843

Net Cash Used in Operating Activities

Cash used in operating activities was $6,896,751 for the nine months ended September 30, 2020, compared to $10,367,137 for the nine months ended September 30, 2019. The $3,470,386 decrease primarily resulted from the decreased net loss of approximately $2.8 million, by the decrease in payables of approximately $3.0 million and the one-time non-cash warrant amendment expense of $1.7 million, offset by a decrease in non-cash stock-based compensation expenses of approximately $2.7 million and by a decrease in prepaid expenses of approximately $1.3 million, for the nine months ended September 30, 2020.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,413 for the nine months ended September 30, 2020 compared to $5,214 for the nine months ended September 30, 2019. The cash used in investing activities for both periods was for capital expenditures.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $16,519,988 for the nine months ended September 30, 2020 compared to $419,843 for the nine months ended September 30, 2019. Net cash provided for the nine months ended September 30, 2020 was the result of funds raised through the sale of common stock and warrants to investors from our registered direct public offering as described below versus cash provided for the nine months ended September 30, 2019 resulted from funds raised through exercise of warrants by investors in our historical private placements.

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

As of November 5, 2020, we had approximately $26.9 million in cash, cash equivalents and marketable investment securities. We expect that our existing capital resources will be sufficient to support our projected operating requirements over at least the next 12 months from the Form 10-Q filing date, including the potential continued development of bryostatin, our novel drug targeting the activation of PKC epsilon. The future course of our operations and research and development activities will be contingent upon the further analysis of results from our recently completed trial, in addition to our current plans regarding the strategic alternative disclosed above in “Overview - Planned Merger and Spin-Off”.

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

Notwithstanding the material weaknesses described above, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that financial statements, and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations, and cash flows as of and for the periods presented in this quarterly report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as set forth below, there have been no other unregistered sales of equity securities during the three months ended September 30, 2020:

On July 1, 2020, we issued 103,450 shares of restricted common stock to SRAX, Inc. as compensation for investor relations consulting services.

On September 1, 2020, we issued warrants to purchase 90,000 and 50,000 shares of common stock to Katalyst Securities LLC and GP Nurmenkari Inc., respectively, as compensation for financial advisory services.

We issued these shares pursuant to an exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Exhibit Number

2.1

First Amendment to Agreement and Plan of Merger, dated as of July 23, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2020).

2.2

Second Amendment to Agreement and Plan of Merger, dated as of September 30, 2020, by and between Petros Pharmaceuticals, Inc., PM Merger Sub 1, LLC, PN Merger Sub 2, Inc., Neurotrope, Inc. and Metuchen Pharmaceuticals, LLC. (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.1	Form of the Amended and Restated Series E Warrant (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.2	Form of the Amended and Restated Series F Warrant (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.3	Form of the Amended and Restated Series G Warrant (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.4	Form of the Amended and Restated Series H Warrant (incorporated by reference to Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.5	Form of Series A Common Stock Warrant (Series E Spin-Off Warrant) (incorporated by reference to Exhibit 4.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.6	Form of Series B Common Stock Warrant (Series F Spin-Off Warrant) (incorporated by reference to Exhibit 4.6 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.7	Form of Series C Common Stock Warrant (Series G Spin-Off Warrant) (incorporated by reference to Exhibit 4.7 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

4.8	Form of Series D Common Stock Warrant (Series H Spin-Of Warrant) (incorporated by reference to Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

10.1

Employee Lease Agreement, dated as of July 23, 2020, by and between Neurotrope, Inc., Neurotrope Bioscience, Inc. and Metuchen Pharmaceuticals, LLC. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 24, 2020).

10.2**

Services Agreement, by and between Worldwide Clinical Trials, Inc. and Neurotrope Bioscience, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 29, 2020).

10.3

Form of Voting Agreement by and between Metuchen Pharmaceuticals, LLC and certain stockholders of Neurotrope, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

10.4

Warrant Amendment Agreement, dated as of September 29, 2020, by and between Neurotrope, Inc. and the holders of Series E warrants (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

10.5

Warrant Amendment Agreement, dated as of September 29, 2020, by and between Neurotrope, Inc. and the holders of Series F warrants (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

10.6

Warrant Amendment Agreement, dated as of September 29, 2020, by and between Neurotrope, Inc. and the holders of Series G warrants (incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

10.7

Warrant Amendment Agreement, dated as of September 29, 2020, by and between Neurotrope, Inc. and the holders of Series H warrants (incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 30, 2020).

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

101*

The following financial information from this Quarterly Report on Form 10-Q for the period ended September 30, 2020, formatted in Inline XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations; (ii) the Condensed Consolidated Balance Sheets; (iii) the Condensed Consolidated Statements of Cash Flows; and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*     Filed herewith.

**   Confidential treatment has been requested for certain portions of this exhibit.  The unredacted document will be provided supplementally to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Neurotrope, Inc.

Date: November 9, 2020	By:	/s/ Charles S. Ryan, JD, Ph.D.
Charles S. Ryan, JD, Ph.D.
Chief Executive Officer (principal executive officer)

Date: November 9, 2020	By:	/s/ Robert Weinstein
Robert Weinstein
Chief Financial Officer, Executive Vice President,
Secretary and Treasurer (principal financial officer)